Form 10-Q
period 2023-03-31
SLR Private Credit BDC II LLC
filed 2023-05-10
CIK 1932591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended March 31, 2023

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number:
000-56518

SLR Private Credit BDC II LLC
(Exact name of registrant as specified in its charter)

Delaware	88-1890628
(State of Incorporation)	(I.R.S. Employer Identification No.)

500 Park Avenue New York, N.Y.	10022
(Address of principal executive offices)	(Zip Code)
(212) 993-1670
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
N/A	N/A	N/A

Indicate
by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.    Yes  ☐
No
  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of
Regulation S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes
  ☒            No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller Reporting company	☐

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☐            No
☒
As of March 31, 2023, there was no established public market for the registrant’s units. The issuer had 120,000 units outstanding
as of May
8
, 2023.

SLR PRIVATE CREDIT BDC II LLC
FORM
10-Q
FOR THE PERIOD ENDED MARCH 31, 2023

*	Commencement of operations

PART I. FINANCIAL INFORMATION
In this Quarterly Report, “Company”, “we”, “us”, and “our” refer to SLR Private Credit BDC II LLC unless the context states otherwise.
Item 1. Financial Statements
SLR PRIVATE CREDIT BDC II LLC
Statement of Assets and Liabilities
(in thousands, except unit amounts)

March 31, 2023 (unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost: $672)	$672
Cash	3,238
Prepaid expenses	88

Total assets	$3,998

Liabilities
Revolving credit facility due March 2025 (the “Subscription Facility”) ($1,750 face amount, respectively, reported net of unamortized debt issuance costs of $406. See note 5)	1,344
Management fee payable (see note 3)	—
Administration fee payable (see note 3)	—
Interest payable (see note 5)	11
Other liabilities and accrued expenses	29

Total liabilities	$1,384

Commitments and contingencies (see note 6)
Unitholders’ Capital
Common Unitholders’ capital (120,000 units issued and outstanding)	2,927
Accumulated distributable net loss	(313)

Total unitholders’ capital	$2,614

Total liabilities and unitholders’ capital	$3,998

Net asset value per unit	$21.78

See notes to financial statements.

SLR PRIVATE CREDIT BDC II LLC
Statement of Operations (unaudited)
(in thousands, except unit amounts)

For the period January 18, 2023* to March 31, 2023
Investment Income:
Interest income from non-controlled/non-affiliated investments	$1

Total investment income	1

Expenses:
Management fees (see note 3)	$—
Administration fees (see note 3)	—
Legal expenses	124
Organizational expenses	116
Directors fees	19
Interest and other credit facility expenses (see note 5)	30
Other general and administrative expenses	25

Total expenses	314

Net investment loss	$(313)

Realized and unrealized gain (loss) on investments:
Net realized gain on non-controlled/non-affiliated investments	$—
Net change in unrealized loss on non-controlled/non-affiliated investments	—

Net realized and unrealized loss on non-controlled/non-affiliated investments	—

Net Decrease in Unitholders’ Capital Resulting From Operations	$(313)

Net Loss Per Average Unit	$(2.61)

*	Commencement of operations
See notes to financial statements.

SLR PRIVATE CREDIT BDC II LLC
Statement of Changes in Unitholders’ Capital (unaudited)
(in thousands, except unit amounts)

For the period January 18, 2023* to March 31, 2023
Decrease in unitholders’ capital resulting from operations:
Net investment loss	$(313)
Net realized gain	—
Net change in unrealized loss	—

Net decrease in unitholders’ capital resulting from operations	(313)

Increase (decrease) in unitholders’ capital resulting from capital activity
Contributions	3,001
Less offering costs	(73)
Cancellation	(1)

Net increase in unitholders’ capital resulting from capital activity	2,927

Total increase in unitholders’ capital	2,614
Unitholders’ capital, beginning of period	—

Unitholders’ capital, end of period	$2,614

Capital unit activity (see note 7):
Units issued	120,040
Units canceled	(40)

Net increase from capital unit activity	120,000

*	Commencement of operations
See notes to financial statements.

SLR PRIVATE CREDIT BDC II LLC
Statement of Cash Flows (unaudited)
(in thousands)

For the period January 18, 2023* to March 31, 2023
Cash Flows from Operating Activities:
Net decrease in unitholders’ capital resulting from operations	$(313)
Adjustments to reconcile net decrease in unitholders’ capital resulting from operations to net cash used in operating activities:
Net realized gain on investments	—
Net change in unrealized loss on investments	—
Increase in operating assets:
Purchase of investments	(672)
Prepaid expenses	(88)
Increase in operating liabilities:
Management fee payable	—
Administration fee payable	—
Interest payable	11
Other liabilities and accrued expenses	29
Deferred financing costs	19

Net Cash Used in Operating Activities	(1,014)

Cash Flows from Financing Activities:
Contributions from unitholders	3,001
Offering costs	(73)
Cancellation of units	(1)
Proceeds from borrowings	1,325

Net Cash Provided by Financing Activities	4,252

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,238
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,238

Supplemental disclosure of cash flow information:
Cash paid for interest	$19

*	Commencement of operations
See notes to financial statements.

SLR PRIVATE CREDIT BDC II LLC
Schedule of Investments (unaudited)
March 31, 2023
(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (2)	Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 25.7%
United Digestive MSO Parent, LLC	Health Care Providers & Services	S+675	1.00%	11.64%	3/30/2023	3/30/2029	$693	$672	$672

	Total Bank Debt/Senior Secured Loans							$672	$672

	Total Investments — 25.7%							$672	$672
	Assets in Excess of Other Liabilities — 74.3%								1,942

	Net Assets —100.0%								$2,614

(1)
Floating rate debt investments typically bear interest at a rate determined by reference to either the Secured Overnight Financing Rate (“SOFR”) or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment SLR Private Credit BDC II LLC (the “Company”, “we”, “us” or “our”) has provided the current interest rate in effect as of March 31, 2023.

(2)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the SOFR or PRIME rate. These instruments are often subject to a SOFR or PRIME rate floor.
(3)
Aggregate net unrealized depreciation for U.S. federal income tax purposes is $21; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $0 and $21, respectively, based on a tax cost of $693. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.

See notes to financial statements.

SLR PRIVATE CREDIT BDC II LLC
Schedule of Investments (unaudited) (continued)
March 31, 2023
(in thousands)

Industry Classification	Percentage of Total Investments (at fair value) as of March 31, 2023
Health Care Providers & Services	100.0%

Total Investments	100.0%

See notes to financial statements.

SLR PRIVATE CREDIT BDC II LLC
Notes to Financial Statements (unaudited)
March 31, 2023
(in thousands, except unit amounts)
Note 1. Organization
SLR Private Credit BDC II LLC (the “Company”, “we”, “us” or “our”) was formed as a limited liability company under the laws of the State of Delaware on April 18, 2022 as a closed-end,
externally managed investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Furthermore, as the Company is an investment company, it applies the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946. In addition, for U.S. federal income tax purposes, the Company intends to elect to be treated, and intends to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a BDC and a RIC, we are required to comply with certain regulatory requirements. The Company was formed primarily to provide investors with attractive long-term returns through investments made pursuant to the investment strategy of the Company described below. SLR Capital Partners, LLC (the “Adviser” or “SLR”) serves as the Company’s investment adviser pursuant to an investment management agreement with the Company (as amended, restated or otherwise modified from time to time, the “Investment Management Agreement”). The fiscal year end of the Company is December 31.
In connection with the Company’s formation, the Company issued and sold 40 of the Company’s units (“Units”) to the Adviser (the “Initial Unitholder”), which were acquired for an initial capital contribution of $1 on January 18, 2023 in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. As of March 31, 2023, the Company has close
d on $64,080 in capital commitments. The Company’s initial drawdown occurred on March 31, 2023 with the sale and issuance of units at an aggregate purchase price of $3,000 or $25.00 per unit. Prior to the issuance of units on March 31, 2023, the Initial Unitholder’s initial seed capital was withdrawn from the Company and its Units were canceled. As of March 31, 2023, $3,000 of capital commitments were drawn and $61,080 were unfunded.
To seek to achieve its investment objective, the Company expects to invest in directly originated cash flow loans issued to sponsor-owned upper-middle-market companies and in niche specialty finance loans with attractive risk-return characteristics. Borrowers in the Company’s cash flow strategy are expected to typically generate $25,000 to $250,000 or more of EBITDA (defined below), operate in non-cyclical
industries, demonstrate defensive business models, and be owned by leading private equity firms. The Company’s specialty finance investments will encompass asset-based lending to asset-rich companies in a variety of industries. The Company’s investments in portfolio companies are referred to herein as “Portfolio Investments”.
The offering period of the Company is currently expected to be for a period of approximately eighteen
months (the “Offering Period”). The Company is expected to conduct its offering pursuant to which investors will make equity capital commitments (“Commitments”) pursuant to a subscription agreement entered into with the Company where the investor will agree to purchase an interest in the Company for an aggregate purchase price equal to its Commitment. Each investor will purchase Units each time the Company delivers a drawdown notice, typically ten business days prior to a required funding date. The offering and sale of the Units is expected to be exempt from registration pursuant to Regulation D and Regulation S promulgated under the U.S. Securities Act of 1933, as amended, for offers and sales of securities that do not involve a public offering and for offers and sales of securities outside of the United States, respectively.
The term of the Company is expected to be seven years from the end of the Offering Period (unless terminated earlier or the Company effectuates an Exchange Listing (defined below) as set forth in the Limited Liability Company Agreement of the Company (as amended, restated or otherwise modified from time to time, the “LLC Agreement”)), but may be extended by the Company’s board of directors (the “Board”) for up to two consecutive one year periods upon approval of the Company’s independent directors and the approval of unitholders of the Company (“Unitholders”), which approval will be obtained through a non-1940
Act vote as described in Item 11 of the Company’s Form 10. The Company may be dissolved and its affairs wound up prior to the end of the term under the circumstances set forth in the LLC Agreement.

SLR PRIVATE CREDIT BDC II LLC
Notes to Financial Statements (unaudited) (continued)
March 31, 2023
(in thousands, except unit amounts)

At
any time prior to the end of the term, subject to any requirements of the 1940 Act and applicable law, the Board may, without the approval of the Unitholders, cause the Company (or any successor entity to the Company) to be merged with and into an affiliated entity that is regulated under the 1940 Act, whose securities are listed for trading on a national securities exchange, and that will have a total net asset value of at least $1,000,000 immediately after the closing of such merger, subject to any limitations under the 1940 Act (an “Exchange Listing”). In connection with, and prior to, any such Exchange Listing, subject to any requirements of the 1940 Act and applicable law, the Board may, without the approval of Unitholders, cause the Company to complete (i) the sale, exchange or disposition of all or a portion of the assets of the Company, or (ii) a conversion of the Company into a corporation incorporated in a state determined by the Board, either through a conversion in accordance with applicable law, a merger with or into an existing corporation, or otherwise, in which all Units will be converted into or exchanged for shares of common stock of the resulting corporation. If the Company is unable to effectuate an Exchange Listing prior to the end of the term, the Company will use commercially reasonable efforts to wind down or liquidate pursuant to the procedures set forth in the LLC Agreement.
Note 2. Summary of Significant Accounting Policies
The accompanying financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”), and include the accounts of the Company. The financial statements reflect all adjustments and reclassifications which, in the opinion of management, are necessary for the fair presentation of the results of the operations and financial condition for the periods presented.
Interim financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form
10-Q
and Regulation
S-X,
as appropriate. Accordingly, they may not include all of the information and notes required by GAAP for annual financial statements. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported period. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2023.
In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for the fair presentation of financial statements have been included.

SLR PRIVATE CREDIT BDC II LLC
Notes to Financial Statements (unaudited) (continued)
March 31, 2023
(in thousands, except unit amounts)

The significant accounting policies consistently followed by the Company are:
(a) Investment transactions are accounted for on the trade date;
(b) In accordance with GAAP and the 1940 Act, the Company’s assets will generally be valued as follows:

(i)
securities or other instruments (other than as referred to in clauses (ii) and (iii) below) for which market quotes are readily available and deemed to represent fair value under GAAP will be valued based on quotes obtained from a quotation reporting system, market makers or pricing services (when deemed to represent fair value under GAAP);

(ii)	exchange-traded options, futures and options on futures will be valued at the settlement price determined by the exchange or through the use of a model such as Black-Scholes;

(iii)	short-term investments with maturities of sixty (60) days or less generally will be valued at amortized cost; and

(iv)	securities, loans or other instruments for which market quotes are not readily available or reliable under GAAP will be valued as described below:

a.	the quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of SLR responsible for the Portfolio Investment;

b.	preliminary valuation conclusions are then documented and discussed with senior management of the Adviser;

c.
the audit committee of the Board reviews the preliminary valuations of the Adviser and third party valuation specialist, if any, that may from time to time be engaged by the Board, and responds to the valuation recommendations to reflect any comments; and

d.
the Board discusses valuations and determines the fair value of each investment in the Company’s portfolio in good faith based on the input of the Adviser, the audit committee, and third party valuation specialist, if any.

The valuation principles set forth above may be modified from time to time without notice to Unitholders, in whole or in part, as determined by the Board in its sole discretion.

SLR PRIVATE CREDIT BDC II LLC
Notes to Financial Statements (unaudited) (continued)
March 31, 2023
(in thousands, except unit amounts)

The Board will also (1) periodically assess and manage valuation risks; (2) establish and apply fair value methodologies; (3) test fair value methodologies; (4) oversee and evaluate third-party pricing services, as applicable; (5) oversee the reporting required by Rule
2a-5
under the 1940 Act; and (6) maintain recordkeeping requirements under Rule
2a-5.
When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Company will consider the pricing indicated by the external event to corroborate the valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.
Investments in all assets classes will be valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC
820-10,
certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the period ended March 31, 2023, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.
ASC Topic 820 classifies the inputs used to measure these fair values into the following hierarchy:
Level
 1
: Quoted prices in active markets for identical assets or liabilities, accessible by the Company at the measurement date.
Level
 2
: Quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable inputs other than quoted prices.
Level
 3
: Unobservable inputs for the asset or liability.
In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment. The exercise of judgment is based in part on our knowledge of the asset class and our prior experience.

(c)	Gains or losses on investments are calculated by using the specific identification method.

SLR PRIVATE CREDIT BDC II LLC
Notes to Financial Statements (unaudited) (continued)
March 31, 2023
(in thousands, except unit amounts)

(d)
The Company records dividend income and interest, adjusted for amortization of premium and accretion of discount, on an accrual basis. Loan origination fees, original issue discount, and market discounts are capitalized and we amortize such amounts into income using the effective interest method. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. We record call premiums on loans repaid as interest income when we receive such amounts. Capital structuring fees, amendment fees, consent fees, and any other non-recurring
fee income as well as management fee and other fee income for services rendered, if any, are recorded as other income when earned.

(e)
The Company intends to comply with the applicable provisions of the Code pertaining to regulated investment companies to make distributions of taxable income sufficient to relieve it of substantially all U.S. federal income taxes. The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. The Company will accrue excise tax on such estimated excess taxable income as appropriate.

(f)
Book and tax basis differences relating to Unitholder distributions and other permanent book and tax differences are typically reclassified among the Company’s capital accounts annually. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP.

(g)
Distributions to Unitholders are recorded as of the record date. The amount to be paid out as a distribution is determined by the Board. Net realized capital gains, if any, are generally distributed or deemed distributed at least annually.

(h)
In accordance with Regulation
S-X
and ASC Topic 810—
Consolidation
, the Company consolidates its interest in controlled investment company subsidiaries, financing subsidiaries and certain wholly-owned holding companies that serve to facilitate investment in portfolio companies, if any. In addition, the Company may also consolidate any controlled operating companies substantially all of whose business consists of providing services to the Company.

(i)
The accounting records of the Company are maintained in U.S. dollars. Any assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against the U.S. dollar on the date of valuation. The Company will not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations would be included with the net unrealized gain or loss from investments. The Company’s investments in foreign securities, if any, may involve certain risks, including without limitation: foreign exchange restrictions, expropriation, taxation or other political, social or economic risks, all of which could affect the market and/or credit risk of the investment. In addition, changes in the relationship of foreign currencies to the U.S. dollar can significantly affect the value of these investments in terms of U.S. dollars and therefore the earnings of the Company.

(j)
In accordance with ASC
835-30,
the Company reports origination and other expenses related to certain debt issuances, if any, as a direct deduction from the carrying amount of the debt liability. Applicable expenses are deferred and amortized using either the effective interest method or the straight-line method over the stated life. The straight-line method may be used on revolving facilities and/or when it approximates the effective yield method.

(k)	The Company records expenses related to applicable equity offering costs as a charge to capital upon the sale of units, in accordance with ASC 946-20-25.

SLR PRIVATE CREDIT BDC II LLC
Notes to Financial Statements (unaudited) (continued)
March 31, 2023
(in thousands, except unit amounts)

(l)
Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual
status when principal or interest cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest cash payments will be collected. Such non-accrual
investments are restored to accrual status if past due principal and interest are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining principal and interest obligations. Cash interest payments received on such investments may be recognized as income or applied to principal depending on management’s judgment.

(m)	The Company records expenses directly related to its organization as incurred.

(n)
The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. Generally, only securities with a maturity of three months or less would qualify, with limited exceptions. The Company believes that certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities would qualify as cash equivalents.

Note 3. Agreements and Related Party Transactions
Pursuant to the Investment Management Agreement we have entered into with the Adviser, we intend to pay the Adviser certain management and incentive fees prior to and following an Exchange Listing. Prior to an Exchange Listing, the Adviser has been appointed to provide administrative and coordination services to the Company (in such capacity, the “Administrative Coordinator”). The Company will pay an administration fee to the Administrative Coordinator for such administrative and coordination services, each as defined and described further below. Following an Exchange Listing, we intend to enter into a separate administration agreement with an affiliate pursuant to which administrative services would be provided to the Company, as described further below. The cost of the base management fee, the incentive fee and the administration fee will ultimately be borne by our Unitholders.
Management Fees
The Company will pay the Adviser a management fee prior to an Exchange Listing (as the same may be adjusted pursuant to the LLC Agreement and the Investment Management Agreement, the
“Pre-Exchange
Listing Management Fee”) and a management fee following an Exchange Listing (as the same may be adjusted pursuant to the LLC Agreement and the Investment Management Agreement, the “Post-Exchange Listing Management Fee” and, together with the
Pre-Exchange
Listing Management Fee, the “Management Fee”). The Management Fee will be payable quarterly in arrears, as follows:

•
Pre-Exchange
Listing
. Prior to an Exchange Listing, the
Pre-Exchange
Listing Management Fee will be calculated as of the close of business on the last day of each calendar quarter in an amount equal to 1.50% per annum of Invested Capital (defined as, as of any date, the sum of (i) capital contributions to the Company used to make Portfolio Investments and (ii) the total amount of credit drawn on subscription or similarly structured credit facilities).

•
Post-Exchange Listing
. Following an Exchange Listing, the Post-Exchange Listing Management Fee will be an amount equal to 1.50% per annum of the average value of the Company’s total assets at the end of the two most recently completed calendar quarters; provided, however, the Post-Exchange Listing Management Fee will be calculated at an annual rate of 1.00% of the average value of the Company’s total assets at the end of the two most recently completed calendar quarters that exceeds the product of (i) 200% and (ii) the value of the Company’s total net assets at the end of the immediately preceding calendar quarter.

SLR PRIVATE CREDIT BDC II LLC
Notes to Financial Statements (unaudited) (continued)
March 31, 2023
(in thousands, except unit amounts)

The Management Fee will be appropriately adjusted for any stub period. The Adviser may arrange for the Company to direct to a placement agent any portion of the management fee which the Adviser is owed for purposes of paying any placement fee that the Adviser owes to such placement agent.
The Adviser will have the right, in its sole discretion, to waive or reduce, as well as recoup in a subsequent period, the Management Fee to which the Adviser is entitled in respect of all Unitholders’ Units in any particular calendar quarter. Any such Management Fee may be recouped by the Adviser in a future calendar quarter within three years of the date of the applicable waiver of the Management Fee and any such recoupment would be conditioned on the Company’s expense ratio at the time of recoupment, but after giving effect to the recoupment, being equal to or less than the expense ratio at the time of the waiver. The Adviser does not have a current intention to waive any Management Fees.
Incentive Fee
Distributions
. Prior to an Exchange Listing, the Company will make distributions out of two categories: Current Proceeds and Disposition Proceeds (collectively referred to as “Investment Proceeds”). “Disposition Proceeds” means all amounts received by the Company upon the disposition of an investment, including full or partial repayments or amortization of principal (but excluding Current Proceeds). “Current Proceeds” means all proceeds from investments, including interest income, fee income, prepayment fees and exit fees, other than Disposition Proceeds, less Company expenses. The Adviser will apportion each Unitholder’s pro rata share of Investment Proceeds between Disposition Proceeds and Current Proceeds.
Pre-Exchange
Listing Incentive Fee
.
Prior to an Exchange Listing, and subject to availability, the Company will cause distributable cash to be distributed to Unitholders and to be paid to the Adviser as an incentive fee (the
“Pre-Exchange
Listing Incentive Fee”). Amounts of Investment Proceeds apportioned to Unitholders will be divided between and distributed to Unitholders, on the one hand, and the Adviser, on the other hand, in the following amounts and order of priority:
(i) Disposition Proceeds apportioned to Unitholders shall be divided between and distributed to Unitholders, on the one hand, and paid to the Adviser as a
Pre-Exchange
Listing Incentive Fee, on the other hand, in the following amounts and order of priority:
(A) First, Return of Cap
ital Contributions: 100% to such Unitholder until such Unitholder has received cumulative distributions of Investment Proceeds pursuant to this clause (A) equal to such Unitholder’s total capital contributions to the Company (including amounts contributed to pay
Pre-Exchange
Listing Management Fees,
Pre-Exchange
Listing Administration Fees (defined below), Organizational Expenses (defined below) and other Company expenses);
(B) Second,
Unitholder Preferred Return: 100% of all remaining Disposition Proceeds to Unitholders until they have each received cumulative distributions of Investment Proceeds, without duplication, pursuant to this clause (B) and clause (D) below and clause (ii)(A) and (ii)(C) below equal to 6% per annum, compounded annually, on Unitholders’ capital contributions to the Company (including amounts contributed to pay
Pre-Exchange
Listing Management Fees,
Pre-Exchange
Listing Administration Fees, Organizational Expenses and other Company expenses), determined on the basis of all capital contributions made by such Unitholder and considering all distributions (including the subject distribution) under this
“—Pre-Exchange
Listing Incentive Fee” made to such Unitholder (computed from the dates that such capital contributions were due (or, if actually made later, the date on which such capital contributions were actually made) until the date that the Company, in its sole discretion, designates distributable cash as available for distribution or, if no such designation is made, the occurrence of an Event of Dissolution, as defined in the LLC Agreement) (the “Preferred Return”);

SLR PRIVATE CREDIT BDC II LLC
Notes to Financial Statements (unaudited) (continued)
March 31, 2023
(in thousands, except unit amounts)

(C) Third, Adviser Catch Up: 100% of all remaining Disposition Proceeds to the Adviser as a
Pre-Exchange
Listing Incentive Fee, until the Adviser has received payments of Investment Proceeds with respect to Unitholders pursuant to this clause (C) and clause (ii)(B) below equal to 10% of the total amounts due to Unitholders and earned by the Adviser pursuant to clause (B) above and this clause (C) and clause (ii)(A) and (ii)(B) below; and
(D) Fourth, 90%/10%: 90% of all remaining Disposition Proceeds to Unitholders and 10% of all remaining Disposition Proceeds to the Adviser as a
Pre-Exchange
Listing Incentive Fee.
In no event will the Adviser receive amounts of
Pre-Exchange
Listing Incentive Fees under clause (i)(C) and (i)(D) above in excess of the percentage of the Disposition Proceeds actually distributed to Unitholders pursuant to clause (i)(B), (i)(C) and (i)(D) above.
In no event will the Adviser receive amounts attributable to Disposition Proceeds that, as of any distribution or payment date, exceed 20% of cumulative realized capital gains net of all cumulative realized capital losses and unrealized capital depreciation.
(ii) Current Proceeds apportioned to Unitholders shall be divided between and distributed to Unitholders, on the one hand, and paid to the Adviser as a
Pre-Exchange
Listing Incentive Fee, on the other hand, in the following amounts and order of priority:
(A) First, Unitholder Preferred Return: 100% of all Current Proceeds to Unitholders until Unitholders have received cumulative distributions of Investment Proceeds, without duplication, pursuant to this clause (A) and clause (C) below and pursuant to clause (i)(B) and clause (i)(D) above equal to the Preferred Return;
(B) Second, Adviser Catch Up: 100% of all remaining Current Proceeds to the Adviser as a
Pre-Exchange
Listing Incentive Fee until the Adviser has received payments of Investment Proceeds with respect to Unitholders pursuant to this clause (B) and clause (i)(C) above equal to 10% of the total amounts due to Unitholders and earned by the Adviser pursuant to clause (A) above and this clause (B) and pursuant to clause (i)(B) and clause (i)(C) above; and
(C) Third, 90%/10%: 90% of all remaining Current Proceeds to Unitholders and 10% of all remaining Current Proceeds to the Adviser as a
Pre-Exchange
Listing Incentive Fee.
In no event will the Adviser receive amounts of
Pre-Exchange
Listing Incentive Fees under clause (ii)(B) and (ii)(C) above in excess of the percentage of the Current Proceeds actually distributed to Unitholders pursuant to clause (ii)(A), (ii)(B) and (ii)(C) above.
Post-Exchange Listing Incentive Fee
. Following an Exchange Listing, the Company will pay an incentive fee to the Adviser consisting of two parts, as follows (the “Post-Exchange Listing Incentive Fee”):

(i)	Pre-Incentive Fee Net Investment Income. One part will be calculated and payable quarterly in arrears based on the net investment income for the immediately preceding calendar quarter.

SLR PRIVATE CREDIT BDC II LLC
Notes to Financial Statements (unaudited) (continued)
March 31, 2023
(in thousands, except unit amounts)

a.
For this purpose,
Pre-Incentive
Fee Net Investment Income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued by the Company during the calendar quarter, minus the Company’s operating expenses for the quarter (including the Post-Exchange Listing Management Fees, expenses payable under an administration agreement, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the Post-Exchange Listing Incentive Fee).

b.
Pre-Incentive
Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
Pre-Incentive
Fee Net Investment Income, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding calendar quarter, will be compared to a “hurdle rate” of 1.75% per quarter (7.00% annualized). The Company’s
Pre-Incentive
Fee Net Investment Income used to calculate this part of the Post-Exchange Listing Incentive Fee is also included in the amount of its gross assets used to calculate the 1.50% Post-Exchange Listing Management Fees.

c.	The Company will pay the Adviser a Post-Exchange Listing Incentive Fee with respect to the Company’s Pre-Incentive Fee Net Investment Income in each calendar quarter as follows:

i.	no Post-Exchange Listing Incentive Fee in any calendar quarter in which the Company’s Pre-Incentive Fee Net Investment Income does not exceed the quarterly hurdle rate of 1.75%;

ii.
100% of the Company’s
Pre-Incentive
Fee Net Investment Income with respect to that portion of such
Pre-Incentive
Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter (8.75% annualized); this portion of the
Pre-Incentive
Fee Net Investment Income (which exceeds the hurdle but is less than 2.1875%) is referred to herein as the
“catch-up.”
The
“catch-up”
is meant to provide the Adviser with 20% of the Company’s
Pre-Incentive
Fee Net Investment Income as if a hurdle did not apply if this
Pre-Incentive
Fee Net Investment Income exceeds 2.1875% in any calendar quarter; and

iii.
20
% of the amount of the Company’s
Pre-Incentive
Fee Net Investment Income, if any, that exceeds
2.1875
% in any calendar quarter (
8.75
% annualized) payable to the Adviser (once the hurdle is reached and the catch-up
is achieved, 20% of all
Pre-Incentive
Fee Net Investment Income thereafter is allocated to the Adviser).

These calculations will be
appropriately pro-rated for
any period of less than three months.
Capital Gains Fee
. The second part of the Post-Exchange Listing Incentive Fee, the “Capital Gains Fee”, will be determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement as set forth below), commencing as of the end of the first fiscal year following an Exchange Listing, and will equal 20.0% of the Company’s realized capital gains, if any, on a cumulative basis through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation as of each fiscal year end, less the amount of any previously paid capital gain Post-Exchange Listing Incentive Fees, with respect to the Company; provided that the Post-Exchange Listing Incentive Fee determined as of the end of the fiscal year in which an Exchange Listing is completed will be calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation. In the event that the Investment Management Agreement will terminate as of a date that is not a calendar year end, the termination date will be treated as though it were a calendar year end for purposes of calculating and paying a Capital Gains Fee.

SLR PRIVATE CREDIT BDC II LLC
Notes to Financial Statements (unaudited) (continued)
March 31, 2023
(in thousands, except unit amounts)

Administration Fees and Expenses
Pre-Exchange
Listing Administration Fees
. The Company will pay SLR, in its capacity as the Administrative Coordinator, a fee (the
“Pre-Exchange
Listing Administration Fee”), calculated as of the close of business in New York, New York on the last day of each calendar quarter (the “Administration Fee Calculation Date”), in an amount equal to 0.08% per annum of the average Cost Basis (defined as, as of any date, the aggregate accreted and amortized cost of all Portfolio Investments, including (i) any amounts reinvested in Portfolio Investments and (ii) the cost of Portfolio Investments acquired using leverage), as measured on the last day of the preceding quarter and the last day of the current quarter for the period ended and payable quarterly in arrears after such Administration Fee Calculation Date. The
Pre-Exchange
Listing Administration Fee will not offset any fees paid to the Adviser. The Administrative Coordinator will be responsible for all expenses of its own staff responsible for (i) certain on-going,
routine,
non-investment-related
administrative services for the Company, (ii) the coordination of various third party services needed or required by the Company and (iii) certain Unitholder servicing functions.
The
Pre-Exchange
Listing Administration Fee will be appropriately adjusted for any stub period.
The Administrative Coordinator will have the right, in its sole discretion, to waive, as well as recoup in a subsequent period, the
Pre-Exchange
Listing Administration Fee to which it is entitled in respect of all Unitholders’ Units in any particular calendar quarter. Any such
Pre-Exchange
Listing Administration Fee may be recouped by the Administrative Coordinator in a future calendar quarter within three years of the date of the applicable waiver of the
Pre-Exchange
Listing Administration Fee and any such recoupment would be conditioned on the Company’s expense ratio at the time of recoupment, but after giving effect to the recoupment, being equal to or less than the expense ratio at the time of the waiver. The Adviser does not have a current intention to waive any
Pre-Exchange
Listing Administrative Fee.
Post-Exchange Listing Administration Expenses
. In connection with an Exchange Listing, and subject to Board approval, the Company intends to enter into an administration agreement with SLR Capital Management, LLC (“SCM”) pursuant to which SCM will provide administrative services to the Company. For providing these services, facilities and personnel, the Company will reimburse SCM for the Company’s allocable portion of overhead and other expenses incurred by SCM in performing its obligations under the administration agreement (together with the
Pre-Exchange
Listing Administration Fee, the “Administration Expenses”).
F
or the period ended March 31, 2023, the Company incurred $0 in Management Fees, $0 in Administration Fees and $0 in Incentive Fees.
In addition, prior to an Exchange Listing, the aggregate amount of the operating expenses relating to Unitholders investing directly in the Company will not exceed the following limits in any fiscal year: (A) if the Company has less than or equal to $400,000 in Commitments, an amount equal to the sum of (x) the product of the Commitments and 0.0025 and (y) $1,250, or (B) if the Company has greater than $400,000 in Commitments, $2,250 (such figure, the “Operating Expense Cap”). Any amount in excess of the Operating Expense Cap for any fiscal year will be paid by the Adviser. For the avoidance of doubt, (i) the Operating Expense Cap will not apply to any fees, costs, expenses and liabilities allocable to persons investing indirectly in the Company through any Unitholder, (ii) the Company will not bear the costs of any third-party valuation agent engaged solely for purposes of valuing the Company’s Portfolio Investments at each quarter end and (iii) the Operating Expense Cap will no longer apply upon the effectuation of an Exchange Listing.

SLR PRIVATE CREDIT BDC II LLC
Notes to Financial Statements (unaudited) (continued)
March 31, 2023
(in thousands, except unit amounts)

Th
e Adviser or Administrative Coordinator and/or their affiliates has ad van
ced organizational and offering expenses to the Company, which include organizational fees, costs, expenses and liabilities of the Company, including legal expenses, incurred in connection with the initial offering of Units and the formation and establishment of the Company (the “Organizational Expenses”). The Adviser or Administrative Coordinator (or such affiliate) will be reimbursed by the Company for such advanced costs and expenses in an amount not to exceed $500. The Company will be responsible for and pay (or reimburse) the Organizational Expenses subject to the cap described in the preceding sentence. Accordingly, for the period ended March 31, 2023, $73 of offering expenses were charged to capital and $116 of organizational costs were expensed.
Note 4. Fair Value
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a framework for measuring fair value that includes a hierarchy used to classify the inputs used in measuring fair value. The hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. The levels of the fair value hierarchy are as follows:
Level
 1.
 Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the Company has the ability to access.
Level
 2.
 Financial assets and liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 2 inputs include the following:

a)	Quoted prices for similar assets or liabilities in active markets;

b)	Quoted prices for identical or similar assets or liabilities in non-active markets;

c)	Pricing models whose inputs are observable for substantially the full term of the asset or liability; and

d)	Pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the asset or liability.
Level
 3.
Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.
When the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. For example, a Level 3 fair value measurement may include inputs that are observable (Levels 1 and 2) and unobservable (Level 3).
Gains and losses for assets and liabilities categorized within the Level 3 table below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3).
A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Such reclassifications involving Level 3 assets and liabilities are reported as transfers in/out of Level 3 as of the end of the quarter in which the reclassifications occur. Within the fair value hierarchy tables below, cash and cash equivalents are excluded but could be classified as Level 1.

SLR PRIVATE CREDIT BDC II LLC
Notes to Financial Statements (unaudited) (continued)
March 31, 2023
(in thousands, except unit amounts)

The following table presents the balances of assets measured at fair value on a recurring basis, as of March 31, 2023:
Fair Value Measurements
As of March 31, 2023

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$672	$672

Total Investments	$—	$—	$672	$672

The following table provides a summary of the changes in fair value of Level 3 assets for the period ended March 31, 2023, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at March 31, 2023:

Bank Debt/Senior Secured Loans
Fair value, January 18, 2023	$—
Total gains or losses included in earnings:
Net realized loss	—
Net change in unrealized loss	—
Purchase of investment securities	672
Proceeds from dispositions of investment securities	—
Transfers into Level 3	—
Transfers out of Level 3	—

Fair value, March 31, 2023	$672

Bank Debt/Senior Secured Loans
Unrealized losses for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized loss	$—

SLR PRIVATE CREDIT BDC II LLC
Notes to Financial Statements (unaudited) (continued)
March 31, 2023
(in thousands, except unit amounts)

Quantitative Information about Level 3 Fair Value Measurements
The Company typically determines the fair value of its performing debt investments utilizing a yield analysis. In a yield analysis, a price is ascribed for each investment based upon an assessment of current and expected market yields for similar investments and risk profiles. Additional consideration is given to current contractual interest rates, relative maturities and other key terms and risks associated with an investment. Among other factors, a significant determinant of risk is the amount of leverage used by the portfolio company relative to the total enterprise value of the company, and the rights and remedies of our investment within each portfolio company.
Significant unobservable quantitative inputs typically used in the fair value measurement of the Company’s Level 3 assets and liabilities primarily reflect current market yields, including indices, and readily available quotes from brokers, dealers, and pricing services as indicated by comparable assets and liabilities, as well as enterprise values, returns on equity and earnings before income taxes, depreciation and amortization (“EBITDA”) multiples of similar companies, and comparable market transactions for equity securities.
Quantitative information about the Company’s Level 3 asset fair value measurements as of March 31, 2023 is summarized in the table below:

	Asset or Liability	Fair Value at March 31, 2023	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$672	Income Approach	Market Yield	12.6% –12.6% (12.6%)

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask
spreads, if applicable, would result in a significantly lower or higher fair value measurement for such assets. Generally, an increase in market yields may result in a decrease in the fair value of certain of the Company’s investments.
Note 5. Debt
S
ubscription Facility
—On March 20, 2023, the Company established the $25,000 Subscription Facility with ING Capital LLC, as administrative agent and lender. The stated interest rate on the Subscription Facility is SOFR plus
2.75-3.00%
and the current stated maturity date is March 20, 2025. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of March 31, 2023, there were $1,750 of borrowings outstanding under the Subscription Facility.
The average annualized interest cost for borrowings for the period March 20, 2023 (commencement of the Subscription Facility) to March 31, 2023 was 7.73%. These costs are exclusive of other credit facility expenses such as unused fees. The maximum amount borrowed on the Subscription Facility during the period March 20, 2023 (commencement of the Subscription Facility) to March 31, 2023 was $1,750.

SLR PRIVATE CREDIT BDC II LLC
Notes to Financial Statements (unaudited) (continued)
March 31, 2023
(in thousands, except unit amounts)

Note 6. Commitments and Contingencies
The Company had unfunded debt commitments to various revolving and delayed-draw term loans. The total amount of these unfunded commitments as of March 31, 2023 is $273, comprised of the following:

March 31, 2023
United Digestive MSO Parent, LLC	$273

Total Commitments	$273

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of March 31, 2023, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.
In the normal course of its business, we invest or trade in various financial instruments and may enter into various investment activities with off-balance
sheet risk, which may include forward foreign currency contracts. Generally, these financial instruments represent future commitments to purchase or sell other financial instruments at specific terms at future dates. These financial instruments contain varying degrees of off-balance
sheet risk whereby changes in the market value or our satisfaction of the obligations may exceed the amount recognized in our Statement of Assets and Liabilities.

SLR PRIVATE CREDIT BDC II LLC
Notes to Financial Statements (unaudited) (continued)
March 31, 2023
(in thousands, except unit amounts)

Note 7. Unitholders’ Capital
Transactions in Unitholders’ capital were as follows:

For the period January 18, 2023* to March 31, 2023
Units at beginning of period	—
Units issued	120,040
Units canceled	(40)
Units issued and outstanding at end of period	120,000

*	Commencement of operations

SLR PRIVATE CREDIT BDC II LLC
Notes to Financial Statements (unaudited) (continued)
March 31, 2023
(in thousands, except unit amounts)

Note 8. Financial Highlights
The following is a schedule of financial highlights for the period ended March 31, 2023:

For the period January 18, 2023* to March 31, 2023
Per Share Data: (a)
Net asset value per unit, beginning of period	$—

Net investment loss	(2.61)
Net realized and unrealized loss	—

Net decrease in Unitholders’ capital resulting from operations	(2.61)
Issuance of units	25.00
Offering costs	(0.61)

Net asset value per unit, end of period	$21.78

Total Return (b)(c)	(12.87%)
Unitholders’ capital, end of period	$2,614
Units outstanding, end of period	120,000

Ratios to average net assets of Unitholders’ Capital (c):
Net investment loss	(11.97%)

For the period January 18, 2023* to March 31, 2023
Operating expenses	10.86%
Interest and other credit facility expenses	1.15%

Total expenses	12.01%

Average debt outstanding	$1,125
Portfolio turnover ratio	0.0%

(a)
Calculated using the average units outstanding method. Weighted average units outstanding for the period March 31, 2023 (date of first sale of Units to Unitholders) through March 31, 2023 we re 120,000.

(b)
Calculated as the change in NAV per unit during the period plus distributions declared per unit, divided by the beginning NAV per unit. Total return does not include a sales load. The beginning NAV per unit was determined to be as of the date of the first sale of Units to Unitholders as management considers this to be the most meaningful disclosure for investors.

(c)	Not annualized for periods less than one year.
*	Commencement of operations

SLR PRIVATE CREDIT BDC II LLC
Notes to Financial Statements (unaudited) (continued)
March 31, 2023
(in thousands, except unit amounts)

Note 9. Subsequent Events
The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued. There have been no subsequent events that require recognition or disclosure in these financial st
a
tements.

Report of Independent Registered Public Accounting Firm
To the Unitholders’ and Board of Directors
SLR Private Credit BDC II LLC:
Results of Review of Interim Financial Information
We have reviewed the statement of assets and liabilities of SLR Private Credit BDC II LLC (the Company), including the schedule of investments, as of March 31, 2023, the related statements of operations, changes in unitholders’ capital, and cash flows for the period January 18, 2023 (commencement of operations) to March 31, 2023 and the related notes (collectively, the interim financial information). Based on our review, we are not aware of any material modifications that should be made to the interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
Basis for Review Results
This interim financial information is the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our review in accordance with the standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ KPMG LLP

New York, New York
May 10, 2023

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form
10-Q
contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about SLR Private Credit BDC II LLC, our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	our future operating results, including our ability to achieve objectives;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of investments that we expect to make;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the impact of any protracted decline in the liquidity of credit markets on our business;

•	the ability of our portfolio companies to achieve their objectives;

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

•	market conditions and our ability to access alternative debt markets and additional debt and equity capital;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of our investment adviser to locate suitable investments for us and to monitor and administer our investments;

•	the ability of our investment adviser to attract and retain highly talented professionals;

•	the ability of our investment adviser to adequately allocate investment opportunities among the Company and its other advisory clients;

•	any conflicts of interest posed by the structure of the management fee and incentive fee to be paid to the Adviser;

•
changes in political, economic or industry conditions, relations between the United States, Russia, Ukraine and other nations, the interest rate environment or conditions affecting the financial and capital markets;

•	changes in the general economy, slowing economy, rising inflation, risk of recession and risks in respect of a failure to increase the U.S. debt ceiling; and

•
our ability to anticipate and identify evolving market expectations with respect to environmental, social and governance matters, including the environmental impacts of our portfolio companies’ supply chain and operations.

These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

•	a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;

•	interest rate volatility could adversely affect our results, particularly because we use leverage as part of our investment strategy;

•
currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars; and

•
the risks, uncertainties and other factors we identify in Item 1A. Risk Factors contained in our Amendment No. 1 to our Form 10 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023 (the “Form 10”), elsewhere in this Quarterly Report on Form
10-Q
and in our other filings with the SEC.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” and elsewhere in this report. These forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements.
The following analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto contained elsewhere in this Quarterly Report on Form
10-Q.
Overview
SLR Private Credit BDC II LLC (the “Company”, “we”, “us” or “our”) was formed as a limited liability company under the laws of the State of Delaware on April 18, 2022 as a closed-end,
externally managed investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a BDC and a RIC, we are required to comply with certain regulatory requirements. As such, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, RIC asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

SLR Capital Partners, LLC (the “Adviser” or “SLR”) serves as the Company’s investment adviser pursuant to an investment management agreement with the Company (as amended, restated or otherwise modified from time to time, the “Investment Management Agreement”). Subject to the overall supervision of the Company’s Board of Directors (the “Board”), the Adviser is responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring the Company’s portfolio companies on an ongoing basis through a team of investment professionals.
Prior to the Company’s units (“Units”) being listed for trading on a national securities exchange (an “Exchange Listing”), the Adviser has also been appointed to provide administrative and coordination services to the Company (in such capacity, the “Administrative Coordinator”). The Administrative Coordinator supervises or provides the Company’s administrative services, including operational trade support, net asset value calculations, financial reporting, fund accounting, registrar and transfer agent services. The Administrative Coordinator also provides assistance to the Adviser in connection with communicating with investors and other persons with respect to the Company.
The Company is organized for investors who may invest through one or more investment funds created by one or more financial institutions unaffiliated with the Company (collectively, the “Access Fund”). Certain other investors may also invest directly in the Company. For those investors who invest through the Access Fund, we expect the Access Fund will issue a pro rata interest to each investor in the Access Fund (the “Access Fund LPs”) that, with respect to each Access Fund LP’s investment in the Access Fund, corresponds to such Access Fund LP’s pro rata share of the Units issued by the Company to the Access Fund. To purchase an interest in the Access Fund, each Access Fund LP will be required to represent that it is an “accredited investor” within the meaning of Rule 501(a) of Regulation D (an “Accredited Investor”) promulgated under the Securities Act of 1933, as amended (the “Securities Act”). To purchase Units, investors must be Accredited Investors and “qualified purchasers” for purposes of Section 3(c)(7) of the 1940 Act, or “knowledgeable employees” or companies owned exclusively by “knowledgeable employees” for purposes of the rules promulgated under the 1940 Act. Any sale of Units outside of the United States will be conducted in accordance with Regulation S under the Securities Act. We expect the Access Fund will pass its voting rights in respect of any Units of the Company held by the Access Fund through to the Access Fund LPs.
The Company’s principal focus is to invest in first lien senior secured floating rate loans primarily to upper-middle-market leveraged companies with EBITDA between approximately $25 million and $250 million that have significant free cash flow and are in non-cyclical
industries in which the Adviser has significant experience (“Sponsor Finance”). Sponsor Finance loans are generally expected to have a five to six year final maturity and are often repaid within three years. In addition to Sponsor Finance loans, the Company intends to invest a significant portion of its assets in Specialty Finance (defined below) loans. The Company’s specialty finance investments will encompass asset-based lending (“ABL”) to asset-rich middle-market companies in a variety of industries, as well as to commercial finance companies, and life science lending (“Life Science Finance” and, together with ABL, “Specialty Finance”). ABL loans are secured by certain of the borrower’s assets as collateral and requires the lender to have highly specialized experience in collateral valuation and liquidation. The ABL loans are generally expected to have a five-year final maturity with a four to five year average duration. The ABL loans are often repaid within two years. The Life Science Finance loans generally are expected to have an initial interest-only period and then straight-line amortization with a four to five year final maturity. The Company expects to primarily invest in non-investment
grade debt instruments. Securities rated below investment grade are often referred to as “leveraged loans,” “high yield” or “junk” securities, and may be considered “high risk” compared to debt instruments that are rated investment grade. The Company also expects that some of its investments will contain delayed-draw term loan type features (which is a legally binding commitment by the Company to fund additional term loans to a borrower in the future) and/or other types of unfunded commitments. The Company will seek to be a primary lender for portfolio companies by leveraging the significant capital base at SLR for co-investment
opportunities where appropriate. The Company believes many financial sponsors and individual corporate management teams are looking for a single lender to provide the entire debt financing to streamline and simplify the debt negotiation process. The Company expects to co-invest
with other vehicles managed by SLR including: (i) SLR Investment Corp. (Nasdaq: SLRC), a publicly traded BDC (“SLRC”), (ii) SCP Private Credit Income BDC LLC, a private BDC (“PCI BDC”), (iii) SLR HC BDC LLC, a private BDC (“HC BDC” and, together with SLRC and PCI BDC, the “SLR BDCs”) and (iv) various private funds and separately managed accounts (together with the SLR BDCs, the “SLR Funds”). The Company and the SLR Funds are under common control with SLR.

SLR has received an Order (defined below) that permits the Company to participate in negotiated co-investment
transactions with certain affiliates. If the Company is unable to rely on the Order for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Thus, there can be no assurance that the Company will be able to co-invest
with such other funds, including as a result of legal restrictions and contractual restrictions and, as a result, the Company may not be able to meet its investment objective. The Company believes the potential scale resulting from co-investments
with vehicles managed by SLR will provide the Company a significant advantage to source loans over other lenders that do not have the capital base to provide the entire debt financing. The Company’s investments in portfolio companies are referred to herein as “Portfolio Investments”.
The Adviser believes the broad experience of its senior investment team is likely to enable the Adviser to successfully identify, assess and structure customized senior secured floating rate loans and to manage potential risks and returns at all stages of the economic cycle. As a private BDC, the Company will not be subject to many of the regulatory limitations that govern traditional lending institutions, such as banks. This lack of regulation allows the Company to be more flexible than regulated lending institutions in selecting and structuring investments, adjusting investment criteria, transaction structures and, in some cases, the types of securities in which the Company is expected to invest. The Adviser believes financial sponsors and management teams see this flexibility as a benefit, making it an attractive financing partner. The Adviser believes that this approach is likely to enable it to procure attractive investment opportunities throughout the economic cycle so that it can make investments consistent with its stated investment objective even during turbulent periods in the capital markets.
Moreover, the Company may opportunistically seek to acquire investments in the secondary market, typically sourced on a proprietary basis (i.e., not as a participant in auctions or similar processes), in certain volatile periods at attractive entry points. In analyzing such investments, the Company will employ the same analytical process it uses for its primary investments as well as any prior knowledge of the target company.
Under normal circumstances, the Company will invest at least 80% of its total assets (defined for purposes of this policy as net assets plus borrowings for investment purposes) after the Company’s portfolio is fully ramped-up
in private credit investments (which the Company defines as loans, bonds, preferred stock and other credit instruments that are issued in private offerings or issued by private companies). If the Company changes this 80% test, the Company will provide Unitholders with at least 60 days’ prior notice of such change.
The Adviser will seek to create a predominantly floating rate investment portfolio for the Company. For the avoidance of doubt, any investment guidelines discussed in this Quarterly Report on Form
10-Q
apply to a fully
ramped-up
portfolio of investments (i.e., after the Company has invested substantially all of the capital available to the Company in accordance with the Company’s investment strategy) and are based on total available capital including unfunded equity commitments from our Unitholders and total expected leverage, as reasonably determined by the Adviser. There is no guarantee that the Adviser will achieve any investment guidelines discussed in this Quarterly Report on Form
10-Q,
or that even if achieved, an investment in the Company will result in gains to an investor. The Company will not be required to take any action (including unwinding or liquidating any position) in the event that such guideline is exceeded subsequent to the investment date, whether as a result of changes in the market value of the Company’s portfolio or otherwise.
The Company is an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and the Company may from time to time take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act.

Recent Developments
Effective on April 3, 2023, Richard L. Peteka resigned from his position as the Chief Financial Officer, Treasurer and Secretary of the Company. The resignation was not the result of any disagreement between Mr. Peteka and the Company.
On April 3, 2023, the Company’s board of directors appointed Shiraz Y. Kajee as the Company’s Chief Financial Officer, Treasurer and Secretary effective immediately. For more information on Mr. Kajee’s background and experience, refer to the Company’s Form
8-K
as filed with the SEC on April 3, 2023.
Revenues
The Company generates revenue primarily in the form of interest income from the securities it holds and capital gains, if any, on investment securities that it may sell. Our debt investments typically bear interest at a floating rate usually determined on the basis of a benchmark Secured Overnight Financing Rate (“SOFR”), commercial paper rate, or the prime rate. Interest on our debt investments is generally payable monthly or quarterly. We may also generate revenue in the form of commitment, origination, structuring fees, and fees for providing managerial assistance.
The Company’s principal focus is to invest in Sponsor Finance loans which will encompass first lien senior secured floating rate loans primarily to upper middle market leveraged companies with EBITDA between approximately $25 million and $250 million that have significant free cash flow and are in non-cyclical
industries in which the Adviser has significant experience. In addition to Sponsor Finance loans, the Company intends to invest a significant portion of its assets in Specialty Finance loans. The Company’s Specialty Finance investments will encompass ABL to asset-rich middle market companies in a variety of industries, as well as to commercial finance companies, and Life Science Finance. ABL loans are secured by certain of the borrower’s assets as collateral and requires the lender to have highly specialized experience in collateral valuation and liquidation. The Company will seek to leverage the significant capital base of the SLR platform to co-invest
alongside other SLR managed investment vehicles enabling the Company to participate in larger, more attractive upper-middle-market financings and have more control over structuring through greater ownership of a financing tranche.
Expenses
The Company (directly or indirectly) bears:

(i)
all of its fees, costs, expenses and liabilities, all of its investment-related fees, costs, expenses and liabilities (including with respect to amounts incurred prior to the Company’s initial closing) and all of its other operating fees, costs, expenses and liabilities, including all fees, due diligence costs and other fees, costs, expenses and liabilities related to the identification, sourcing, evaluation, pursuit, acquisition, holding, appraisals, asset management, restructuring and disposing of investments, including all reasonable travel-related fees, costs, expenses and liabilities, including lodging and meals, all fees, costs, expenses and liabilities of legal counsel and financial and other advisers incurred in connection therewith, all fees, costs, expenses and liabilities of information technology services relating to the ongoing management of investments, and all other investment-related fees, costs, expenses and liabilities (to the extent not reimbursed by the relevant portfolio company);

(ii)
all fees, costs, expenses and liabilities related to any audits or agreed upon procedures, tax forms and return preparations and filings, custodian fees and expenses, fund accounting, administrator services, financial statement preparation and reporting, web services for the benefit of Unitholders, delivery costs and expenses in connection with reporting obligations and communications and compliance services;

(iii)
all fees, costs, expenses and liabilities relating to insurance policies (including director and officer liability insurance) maintained by or for the Company, including in respect of Portfolio Investments and/or personnel of the Adviser, the Adviser in its capacity as Administrative Coordinator and their affiliates;

(iv)	other administrative fees, costs, and liabilities;

(v)
all fees, costs, expenses and liabilities of brokers, transaction finders and other intermediaries, including brokerage commissions and spreads, and all other transaction-related fees, costs, expenses and liabilities, including reverse break-up
fees

(vi)	all fees, costs, expenses and liabilities relating to derivatives and hedging transactions;

(vii)
all principal amounts of, and interest expense on, borrowings and guarantees, and all other fees, costs, expenses and liabilities arising out of borrowings and guarantees, including the arranging and maintenance thereof, whether incurred by the Company or incurred or facilitated by a special purpose vehicle that makes Portfolio Investments;

(viii)	management fees;

(ix)	administration expenses;

(x)	all fees, costs, expenses and liabilities incurred through the use or engagement of service providers;

(xi)	all taxes, fees, penalties and other governmental charges levied against the Company and all fees, costs, expenses, penalties and liabilities related to tax compliance;

(xii)
all fees, costs, expenses and liabilities of the Company’s legal counsel related to extraordinary matters, including expenses for any dispute resolution (including litigation and regulatory-related legal expenses);

(xiii)	all fees, costs, expenses and liabilities relating to legal, governance and regulatory compliance and filings, including securities law filings relating to Portfolio Investments;

(xiv)	all fees, costs, expenses and liabilities related to the Company’s indemnification or contribution obligations;

(xv)	all fees, costs, expenses and liabilities for subscription services (to the extent such subscription is required by a placement agent);

(xvi)	any required regulatory filings and related legal fees;

(xvii)	all fees, costs, expenses and liabilities of liquidating the Company;

(xviii)	transfer agent services;

(xix)	any other fees, costs, expenses and liabilities not specifically assumed by the Adviser or the Administrative Coordinator;

(xx)
all fees, costs, expenses and liabilities of the independent directors, including resources retained by the independent directors, or on their behalf, while representing and/or acting on behalf of all Unitholders; and

(xxi)	all fees, costs, expenses and liabilities related to an exchange listing (including any transactions effectuated in connection therewith) or other business combination.
In addition, prior to an Exchange Listing, the aggregate amount of the operating expenses relating to Unitholders investing directly in the Company set forth in clauses (ii)-(iv) and the operating expenses included in clauses (xiii) and (xvi) related to U.S. regulatory bodies above borne by the Company (directly or indirectly) will not exceed the following limits in any fiscal year: (A) if the Company has less than or equal to $400 million in Commitments, an amount equal to the sum of (x) the product of the Commitments and 0.0025 and (y) $1.25 million, or (B) if the Company has greater than $400 million in Commitments, $2.25 million (such figure, the “Operating Expense Cap”). Any amount in excess of the Operating Expense Cap for any fiscal year will be paid by the Adviser. Solely by way of example, if Commitments equal $350 million, the Operating Expense Cap will be equal to $2.125 million. For the avoidance of doubt, (i) the Operating Expense Cap will not apply to any fees, costs, expenses and liabilities allocable to persons investing indirectly in the Company through any Unitholder or in connection with (xxi) above, (ii) the Company will not bear the costs of any third-party valuation agent engaged solely for purposes of valuing the Portfolio Investments at each quarter end and (iii) the Operating Expense Cap will no longer apply upon the effectuation of an Exchange Listing.

The Adviser or Administrative Coordinator and/or their affiliates may advance to the Company organizational fees, costs, expenses and liabilities of the Company, including legal expenses, incurred in connection with the initial offering of Units and the formation and establishment of the Company (the “Organizational Expenses”). The Adviser or Administrative Coordinator (or such affiliate) will be reimbursed by the Company for such advanced expenses in an amount not to exceed $0.5 million. The Company will be responsible for and pay (or reimburse) the Organizational Expenses subject to the cap described in the preceding sentence. Accordingly, $0.1 million of offering expenses were charged to capital and $0.1 million of organizational costs were expensed in the period ended March 31, 2023.
Portfolio and Investment Activity
During the period ended March 31, 2023, we invested $0.7 million across 1 portfolio company. No investments were sold or prepaid during the period ended March 31, 2023.
At March 31, 2023, our portfolio consisted of 1 portfolio company and was invested 100% directly in senior secured loans, measured at fair value.
At March 31, 2023, 100% of our income producing investment portfolio was floating rate, measured at fair value.
Critical Accounting Policies
The preparation of the financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) will require management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods covered by such financial statements. Actual results could materially differ from those estimates, which the Company will evaluate on an ongoing basis. The Company has identified the following items as critical accounting policies. The Company will disclose these and any other critical accounting policies in the notes to its future financial statements.
Valuation of Portfolio Investments
In December 2020, the SEC adopted new Rule
2a-5
under the 1940 Act addressing fair valuation of fund investments. The new rule sets forth requirements for good faith determinations of fair value, as well as for the performance of fair value determinations, including related oversight and reporting obligations. The new rule also defines “readily available market quotations” for purposes of the definition of “value” under the 1940 Act, and the SEC noted that this definition will apply in all contexts under the 1940 Act. The Company will comply with Rule
2a-5’s
valuation requirements.
The Company conducts the valuation of its assets, pursuant to which the Company’s net asset value is determined, at all times consistent with GAAP, and the 1940 Act. The Board will (1) periodically assess and manage valuation risks; (2) establish and apply fair value methodologies; (3) test fair value methodologies; (4) oversee and evaluate third-party pricing services, as applicable; (5) oversee the reporting required by Rule
2a-5
under the 1940 Act; and (6) maintain recordkeeping requirements under Rule
2a-5.
It is anticipated that in respect of many of the Company’s assets, readily available market quotations will not be obtainable and that such assets will be valued at fair value. A market quotation is readily available for a security only when that quotation is a quoted price (unadjusted) in active markets for identical investments that the Company can access at the measurement date, provided that a quotation will not be readily available if it is not reliable. If the Company anticipates using a market quotation for a security, it will also monitor for circumstances that may necessitate the use of fair value, such as significant events that may cause concern over the reliability of a market quotation.
For purposes of calculating the NAV, the Company’s assets will generally be valued as described in Note 2(b) to the Company’s Financial Statements.

Hedging
We may, but are not required to, enter into interest rate, foreign exchange or other derivative agreements to hedge interest rate, currency, credit or other risks, but we do not generally intend to enter into any such derivative agreements for speculative purposes. Any derivative agreements entered into for speculative purposes are not expected to be material to the Company’s business or results of operations. These hedging activities, which will be in compliance with applicable legal and regulatory requirements, may include the use of futures, options and forward contracts. We will bear the costs incurred in connection with entering into, administering and settling any such derivative contracts. There can be no assurance any hedging strategy we employ will be successful.
Leverage
The Company is required to comply with the asset coverage requirements of the 1940 Act. The Company expects to employ leverage and otherwise expects to incur indebtedness with respect to the portfolio both on a recourse and non-recourse
basis (including and potentially through guarantees, derivatives, forward commitments and reverse repurchase agreements), but will not exceed the maximum amount permitted by the 1940 Act. The Company is generally permitted, under specified conditions, to issue senior securities in amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after such issuance. In connection with the organization of the Company, the Adviser, as the initial Unitholder, has authorized the Company to adopt the 150% asset coverage ratio. In connection with their subscriptions for Units, our Unitholders are required to acknowledge the Company’s ability to operate with an asset coverage ratio that may be as low as 150%. The Company (either directly or through a wholly-owned subsidiary) may borrow under a commitment-based subscription credit facility and/or a revolving credit facility that is secured by the Company’s assets and, as a result, the Company will be exposed to the risks of leverage, which may be considered a speculative investment technique. See “Financial Condition, Liquidity and Capital Resources; Debt” below for more information regarding the Company’s commitment-based subscription credit facility. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to the Adviser, will be borne by our Unitholders. As of March 31, 2023, the Company had $1.8 million of senior securities, for an asset coverage ratio of 249.4%.
Subsidiaries
If we form a wholly owned subsidiary through which we make any investments, we expect such subsidiary would be organized as a corporation or limited liability company, and would not be registered under the 1940 Act. Such subsidiaries may be formed to obtain favorable tax benefits or to obtain financing on favorable terms due to their bankruptcy-remote characteristics. The Board has oversight responsibility for the Company’s investment activities, including the Company’s investment in any subsidiary, and the Company’s role as sole stockholder of any subsidiary. To the extent applicable to the investment activities of a subsidiary, the subsidiary would follow the same compliance policies and procedures as the Company. The Company would “look through” any such subsidiary to determine compliance with its investment policies, and would generally expect to consolidate any such wholly-owned subsidiary for purposes of the Company’s financial statements and compliance with the 1940 Act. Furthermore, the Company intends to comply with the current requirements under the Code and Treasury Regulations for income derived from the Company’s investment in the subsidiary to be treated as “qualifying income” from which a RIC must derive at least 90% of its annual gross income.
Taxation as a Regulated Investment Company (“RIC”)
The Company intends to elect to be treated as a RIC under Subchapter M of the Code and intends to qualify for taxation as a RIC annually thereafter. As a RIC, the Company generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it timely distributes to Unitholders as dividends. In order to qualify for taxation as a RIC, the Company is required, among other things, to be diversified at each quarter end and to timely distribute to its Unitholders at least 90% of investment company taxable income, as defined by the Code, for each year. There is no guarantee the Company will be able to maintain its status as a RIC. Depending on the level of taxable income earned in a given tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company will accrue an estimated excise tax, if any, on estimated excess taxable income.

Results of Operations
Results are shown for the period January 18, 2023 (commencement of operations) to March 31, 2023:
Investment Income
For the period ended March 31, 2023, gross investment income totaled $1 thousand.
Expenses
Expenses totaled $314 thousand for the period ended March 31, 2023, of which $0 were management fees and administration fees and $30 thousand were interest and other credit facility expenses. Administrative services, organization and other general and administrative expenses totaled $284 thousand for the period ended March 31, 2023. Expenses generally consist of management fees, administration fees, performance-based incentive fees, administrative services fees, insurance, legal expenses, directors’ expenses, audit and tax expenses and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others.
Net Investment Loss
The Company’s net investment loss totaled $313 thousand or $2.61 per average unit for the period ended March 31, 2023.
Net Realized Loss
The Company had no investment sales and prepayments for the period ended March 31, 2023. Net realized loss over the same period totaled $0.
Net Change in Unrealized Loss
For the period ended March 31, 2023, net change in unrealized loss on the Company’s assets totaled $0.
Net Decrease in Unitholders’ Capital Resulting From Operations
For the period ended March 31, 2023, the Company had a net decrease in Unitholders’ capital resulting from operations of $313 thousand. For the same period, loss per average unit was $2.61.
Financial Condition, Liquidity and Capital Resources
Our primary uses of cash are for (i) investments in portfolio companies and other investments to comply with certain portfolio RIC diversification requirements, (ii) the cost of operations (including paying the Adviser), (iii) debt service of any borrowings, and (iv) cash distributions to our Unitholders.
Equity
During the period January 18, 2023 (commencement of operations) to March 31, 2023, on a net basis, the Company sold and issued 120,000 common units at an average price of $25.00 per unit, for net proceeds of $3.0 million. All of our outstanding units were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. Unfunded equity capital commitments totaled $61.1 million at March 31, 2023.

Debt
Subscription Facility
—On March 20, 2023, the Company established the $25 million Subscription Facility with ING Capital LLC as administrative agent and lender. The stated interest rate on the Subscription Facility is SOFR plus
2.75-3.00%
and the current stated maturity date is March 20, 2025. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of March 31, 2023, there were $1.8 million of borrowings outstanding under the Subscription Facility.
Cash Equivalents
We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time
we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded for purposes of computing the asset base upon which the management fee is determined. We held no cash equivalents as of March 31, 2023.
Contractual Obligations
We have entered into certain contracts under which we have material future commitments. We have entered into the Investment Management Agreement with the Adviser in accordance with the 1940 Act. Pursuant to the Investment Management Agreement we have entered into with the Adviser, we intend to pay the Adviser certain management and incentive fees prior to and following an Exchange Listing. Prior to an Exchange Listing, we intend to pay the Adviser, in its capacity as Administrative Coordinator, the
Pre-Exchange
Listing Administration Fee for administrative and coordination services. Following an Exchange Listing, the Company intends to enter into a separate administration agreement with an affiliate pursuant to which administrative services would be provided to the Company, as described further below. The
Pre-Exchange
Listing Administration Fee will not offset any fees paid to the Adviser. Under the Investment Management Agreement, prior to an Exchange Listing, the Administrative Coordinator may engage or delegate certain administrative functions to third parties or affiliates on behalf of the Company. The Administrative Coordinator will be responsible for all expenses of its own staff responsible for (i) certain on-going,
routine,
non-investment-related
administrative services for the Company, (ii) the coordination of various third party services needed or required by the Company, and (iii) certain Unitholder servicing functions.
A summary of our significant contractual payment obligations is as follows as of March 31, 2023:

Payments due by Period as of March 31, 2023 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Subscription Facility (1)	$1.8	$—	$1.8	$—	$—

(1)	At March 31, 2023, we had a total of $23.2 million of unused borrowing capacity under our Subscription Facility, subject to borrowing base limits.
If any of the contractual obligations discussed above are terminated, our costs under any new agreements that we enter into may increase. In addition, we would likely incur significant time and expense in locating alternative parties to provide the services we expect to receive under the Investment Management Agreement. Any new investment advisory agreement would also be subject to approval by our Unitholders.

Off-Balance
Sheet Arrangements
From
time-to-time
and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at March 31, 2023:

March 31, 2023
(in millions)
United Digestive MSO Parent, LLC	$0.3

Total Commitments	$0.3
The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of March 31, 2023, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.
Related Parties
We have entered into the Investment Management Agreement with the Adviser pursuant to which we will pay management fees, administrative coordinator fees and incentive fees to the Adviser. The Board held a virtual meeting on August 2, 2022 to consider and approve the Investment Management Agreement and related matters. In reliance on certain exemptive relief provided by the SEC, the Board undertook to ratify the Investment Management Agreement at its next in-person
meeting. Subject to certain restrictions, the Investment Management Agreement will remain in effect for a period of two years from January 27, 2023, the date it first became effective, and will remain in effect from year to year thereafter if approved annually by a majority of the Board, including a majority of independent directors, or by the holders of a majority of our outstanding voting securities until terminated by the Company, or by the Adviser, upon 60 days’ prior written notice.
Mr. Gross, our Chairman,
Co-Chief
Executive Officer and President and Mr. Spohler, our
Co-Chief
Executive Officer, Chief Operating Officer and board member, are managing members and senior investment professionals of, and have financial and controlling interests in, the Adviser. In addition, Mr. Kajee, our Chief Financial Officer, Treasurer and Secretary serves as the Chief Financial Officer for the Adviser. The Adviser may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. For example, the Adviser presently serves as investment adviser to SLR Investment Corp., a publicly traded BDC, which focuses on investing in senior secured loans, including financing leases and to a lesser extent, unsecured loans and equity securities. In addition, Michael S. Gross, our Chairman,
Co-Chief
Executive Officer and President, Bruce Spohler, our
Co-Chief
Executive Officer and Chief Operating Officer, and Shiraz Y. Kajee, our Chief Financial Officer, serve in similar capacities for SLR Investment Corp., SCP Private Credit Income BDC LLC and SLR HC BDC LLC. The Adviser and certain investment advisory affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Adviser or its affiliates may determine that we should invest side-by-side
with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Adviser’s allocation procedures. On June 13, 2017, the Adviser received an exemptive order that permits the Company to participate in negotiated co-investment transactions
with certain affiliates, in a manner

consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to various conditions (the “Order”). If the Company is unable to rely on the Order for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although the Adviser’s investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, the Company and its Unitholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of the Adviser. In addition, we have adopted a formal code of ethics that governs the conduct of our officers and directors. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Delaware Limited Liability Company Act.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including changes in interest rates. Uncertainty with respect to the rising interest rates, inflationary pressures, risks in respect of a failure to increase the U.S. debt ceiling, the war between Ukraine and Russia and health epidemics and pandemics introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In a low interest rate environment, including a reduction of SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such as the current economic environment, such difference could potentially increase thereby increasing our net investment income. During the period ended March 31, 2023, certain investments in our investment portfolio had floating interest rates. These floating rate investments were primarily based on floating SOFR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have floors. The Company also has revolving credit facilities that are generally based on floating SOFR. Assuming no changes to our balance sheet as of March 31, 2023 and no new defaults by portfolio companies, a hypothetical one percent decrease in SOFR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately eight cents per average unit over the next twelve months. Assuming no changes to our balance sheet as of March 31, 2023 and no new defaults by portfolio companies, a hypothetical one percent increase in SOFR on our comprehensive floating rate assets and liabilities would decrease our net investment income by approximately eight cents per average unit over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time
by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At March 31, 2023, we have no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in SOFR	(1.00%)	1.00%
Increase in Net Investment Income Per Unit Per Year	$0.08	$(0.08)
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
As of March 31, 2023 (the end of the period covered by this report), our management, including our
Co-Chief
Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule
13a-15(e)
of the 1934 Act). Based on that evaluation, our management, including the
Co-Chief
Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our
Co-Chief
Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
(b) Changes in Internal Controls Over Financial Reporting
Management has not identified any change in the Company’s internal control over financial reporting that occurred during the first quarter of 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We and the Adviser are not currently subject to any material pending legal proceedings threatened against us. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations beyond what has been disclosed within these financial statements.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the March 31, 2023 filing of Amendment No. 1 to our registration statement on Form 10 (the “Form 10”), which could materially affect our business, financial condition and/or operating results. The risks described in our Form 10 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than the risk factor below, there have been no material changes during the period ended March 31, 2023 to the risk factors discussed in “Risk Factors” in the Form 10.
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties could have a material adverse effect on us, the Adviser and our portfolio companies.
Cash not held in custody accounts and held by us, our Adviser and by our portfolio companies in non-interest-bearing and interest-bearing operating accounts could, at times, exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we, our Adviser, or our portfolio companies could lose all or a portion of those amounts held in excess of such insurance limits. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which could adversely affect our, our Adviser’s and our portfolio companies’ business, financial condition, results of operations, or prospects.
Although we and our Adviser assess our and our portfolio companies’ banking and financing relationships as we believe necessary or appropriate, our and our portfolio companies’ access to funding sources and other credit arrangements in amounts adequate to finance or capitalize current and projected future business operations could be significantly impaired by factors that affect the financial institutions with which we, our Adviser or our portfolio companies have arrangements directly or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we, our Adviser or our portfolio companies have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.
In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us, our Adviser, or our portfolio companies to acquire financing on acceptable terms or at all.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In connection with the Company’s formation, the Company issued and sold 40 Units to the Adviser (the “Initial Unitholder”), which were acquired for an initial capital contribution of $1,000 on January 18, 2023 in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. On March 31, 2023,

the Company sold 120,000 Units to its Unitholders (other than the Initial Unitholder) for an aggregate offering price of $3,000,000, that was funded on March 31, 2023, in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. Prior to the issuance of Units on March 31, 2023, the Initial Unitholder’s initial seed capital was withdrawn from the Company and its Units were canceled.
Each purchaser of Units in the offering will be required to represent that it is (i) either an “accredited investor” as defined in Rule 501 of Regulation D under the Securities Act or, in the case of Units sold outside the United States, is not a “U.S. person” in accordance with Regulation S of the Securities Act, (ii) is a “qualified purchaser” for purposes of Section 3(c)(7) of the 1940 Act or a “knowledgeable employee” or company owned exclusively by a “knowledgeable employee” for purposes of the rules promulgated under the 1940 Act and (iii) is acquiring the Units purchased by it for investment and not with a view to resale or distribution.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Certificate of Formation(1)

3.2	Amended and Restated Limited Liability Company Agreement(2)

4.1	Form of Subscription Agreement(1)

10.1	Investment Management Agreement with SLR Capital Partners, LLC(2)

10.2	Custody Agreement with Citibank, N.A.(1)

10.3	Custodial Services Election Agreement by and between the Company and Citibank, N.A.(2)

10.4	Form of Revolving Credit Agreement by and between the Company and ING Capital LLC as Administrative Agent, Sole Lead Arranger and Sole Bookrunner(2)

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.
(1)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form 10 (File No. 000-56518) filed with the SEC on February 1, 2023.
(2)	Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56518) filed with the SEC on March 31, 2023.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 10, 2023.

SLR PRIVATE CREDIT BDC II LLC

By:	/ S / M ICHAEL S. G ROSS
Michael S. Gross Co-Chief Executive Officer (Principal Executive Officer)

By:	/ S / B RUCE J. S POHLER
Bruce J. Spohler Co-Chief Executive Officer (Principal Executive Officer)

By:	/ S / S HIRAZ Y. K AJEE
Shiraz Y. Kajee Chief Financial Officer (Principal Financial and Accounting Officer)