Form 10-Q
period 2023-06-30
SLR Private Credit BDC II LLC
filed 2023-08-08
CIK 1932591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended June 30, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of
Regulation S-T
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
of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2023, there was no established public market for the registrant’s units. The issuer had 120,000 units outstanding as of August 4, 2023.

SLR PRIVATE CREDIT BDC II LLC

FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2023

*	Commencement of operations

1

PART I. FINANCIAL INFORMATION
In this Quarterly Report, “Company”, “we”, “us”, and “our” refer to SLR Private Credit BDC II LLC unless the context states otherwise.
Item 1. Financial Statements
SLR PRIVATE CREDIT BDC II LLC
Statement of Assets and Liabilities
(in thousands, except unit amounts)

June 30, 2023 (unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost: $1,785)	$1,784
Cash	107
Cash equivalents (cost: $2,984)	2,984
Interest receivable	12
Prepaid expenses	515

Total assets	$5,402

Liabilities
Payable for cash equivalents purchased	$2,984
Management fee payable (see note 3)	11
Administration fee payable (see note 3)	—
Interest payable (see note 5)	63
Other liabilities and accrued expenses	100

Total liabilities	$3,158

Commitments and contingencies (see note 6)
Unitholders’ Capital
Common Unitholders’ capital (120,000 units issued and outstanding)	2,926
Accumulated distributable net loss	(682)

Total unitholders’ capital	$2,244

Total liabilities and unitholders’ capital	$5,402

Net asset value per unit	$18.70

See notes to financial statements.

SLR PRIVATE CREDIT BDC II LLC
Statement of Operations (unaudited)
(in thousands, except unit amounts)

	Three months ended June 30, 2023	For the period January 18, 2023* to June 30, 2023
Investment Income:
Interest income from non-controlled/non-affiliated investments	$42	$43

Total investment income	42	43

Expenses:
Management fees (see note 3)	$11	$11
Administration fees (see note 3)	—	—
Legal expenses	70	194
Interest and other credit facility expenses (see note 5)	124	154
Organizational expenses	15	131
Audit and tax preparation expenses	45	51
Accounting expenses	35	39
Directors fees	19	38
Other general and administrative expenses	91	106

Total expenses	410	724

Net investment loss	$(368)	$(681)

Realized and unrealized loss on investments and cash equivalents:
Net realized loss on non-controlled/non-affiliated investments and cash equivalents	$—	$—
Net change in unrealized loss on non-controlled/non-affiliated investments and cash equivalents	(1)	(1)

Net realized and unrealized loss on non-controlled/non-affiliated investments and cash equivalents	(1)	(1)

Net Decrease in Unitholders’ Capital Resulting From Operations	$(369)	$(682)

Net Loss Per Unit	$(3.08)	$(5.69)

*	Commencement of operations
See notes to financial statements.

SLR PRIVATE CREDIT BDC II LLC
Statement of Changes in Unitholders’ Capital (unaudited)
(in thousands, except unit amounts)

	Three months ended June 30, 2023	For the period January 18, 2023* to June 30, 2023
Decrease in unitholders’ capital resulting from operations:
Net investment loss	$(368)	$(681)
Net realized loss	—	—
Net change in unrealized loss	(1)	(1)

Net decrease in unitholders’ capital resulting from operations	(369)	(682)

Increase (decrease) in unitholders’ capital resulting from capital activity:
Contributions	—	3,001
Less offering costs	(1)	(74)
Cancellation	—	(1)

Net increase in unitholders’ capital resulting from capital activity	(1)	2,926

Total increase (decrease) in unitholders’ capital	(370)	2,244
Unitholders’ capital, beginning of period	2,614	—

Unitholders’ capital, end of period	$2,244	$2,244

Capital unit activity (see note 7):
Units issued	—	120,040
Units canceled	—	(40)

Net increase from capital unit activity	—	120,000

*	Commencement of operations
See notes to financial statements.

SLR PRIVATE CREDIT BDC II LLC
Statement of Cash Flows (unaudited)
(in thousands)

For the period January 18, 2023* to June 30, 2023
Cash Flows from Operating Activities:
Net decrease in unitholders’ capital resulting from operations	$(682)
Adjustments to reconcile net decrease in unitholders’ capital resulting from operations to net cash provided by operating activities:
Net realized loss on investments and cash equivalents	—
Net change in unrealized loss on investments	1
(Increase) decrease in operating assets:
Purchase of investments	(1,786)
Net accretion of discount on investments	(1)
Proceeds from disposition of investments	2
Interest receivable	(12)
Prepaid expenses and financing costs	(515)
Increase in operating liabilities:
Payable for cash equivalents purchased	2,984
Management fee payable	11
Administration fee payable	—
Interest payable	63
Other liabilities and accrued expenses	100
Deferred financing costs	79

Net Cash Provided by Operating Activities	244

Cash Flows from Financing Activities:
Contributions from unitholders	3,001
Offering costs	(74)
Cancellation of units	(1)
Proceeds from borrowings	1,671
Repayments of borrowings	(1,750)

Net Cash Provided by Financing Activities	2,847

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,091
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,091

Supplemental disclosure of cash flow information:
Cash paid for interest	$91

*	Commencement of operations
See notes to financial statements.

SLR PRIVATE CREDIT BDC II LLC
Schedule of Investments (unaudited)
June 30, 2023
(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (2)	Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 79.4%
CVAUSA Management, LLC	Health Care Providers & Services	S+650	1.00%	11.59%	5/22/2023	5/22/2029	$741	$719	$719
United Digestive MSO Parent, LLC	Health Care Providers & Services	S+675	1.00%	11.99%	3/30/2023	3/30/2029	691	671	670
Vertos Medical, Inc.	Health Care Equipment & Supplies	S+515	4.75%	10.25%	6/14/2023	7/1/2028	397	392	392

Total Bank Debt/Senior Secured Loans								$1,782	$1,781

							Warrants
Warrants — 0.1%
Vertos Medical, Inc.*	Health Care Equipment & Supplies				6/14/2023		9,646	$3	$3

Total Warrants								$3	$3

Total Investments (3) — 79.5%								$1,785	$1,784
Cash Equivalents — 133.0%
U.S. Treasury Bill	Government				6/30/2023	8/10/2023	$3,000	$2,984	$2,984

Total Investments & Cash Equivalents — 212.5%								$4,769	$4,768
Liabilities in Excess of Other Assets — (112.5%)									(2,524)

Net Assets — 100.0%									$2,244

(1)
Floating rate debt investments typically bear interest at a rate determined by reference to either the Secured Overnight Financing Rate (“SOFR”) or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment SLR Private Credit BDC II LLC (the “Company”, “we”, “us” or “our”) has provided the current interest rate in effect as of June 30, 2023.

(2)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the SOFR or PRIME rate. These instruments are often subject to a SOFR or PRIME rate floor.
(3)
Aggregate net unrealized depreciation for U.S. federal income tax purposes is $47; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $0 and $47, respectively, based on a tax cost of $1,831. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.

*	Non-income producing security.
See notes to financial statements.

SLR PRIVATE CREDIT BDC II LLC
Schedule of Investments (unaudited) (continued)
June 30, 2023
(in thousands)

Industry Classification	Percentage of Total Investments (at fair value) as of June 30, 2023
Health Care Providers & Services	77.9%
Health Care Equipment & Supplies	22.1%

Total Investments	100.0%

See notes to financial statements.

SLR PRIVATE CREDIT BDC II LLC
Notes to Financial Statements (unaudited)
June 30, 2023
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
In connection with the Company’s formation, the Company issued and sold 40 of the Company’s units (“Units”) to the Adviser (the “Initial Unitholder”), which were acquired for an initial capital contribution of $1 on January 18, 2023 in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. As of June 30, 2023, the Company has closed on $64,080 in capital commitments. The Company’s initial drawdown occurred on March 31, 2023 with the sale and issuance of units at an aggregate purchase price of $3,000 or $25.00 per unit. Prior to the issuance of units on March 31, 2023, the Initial Unitholder’s initial seed capital was withdrawn from the Company and its Units were canceled. As of June 30, 2023, $3,000 of capital commitments were drawn and $61,080 were unfunded.
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
June 30, 2023
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
June 30, 2023
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
June 30, 2023
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
certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the period ended June 30, 2023, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.
ASC Topic 820 classifies the inputs used to measure these fair values into the following hierarchy:
Level
 1
: Unadjusted quoted prices in active markets for identical assets or liabilities, accessible by the Company at the measurement date.
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
June 30, 2023
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

(e)
The Company intends to comply with the applicable provisions of the Code pertaining to
RICs
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
June 30, 2023
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
June 30, 2023
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
(A) First, Return of Capital Contributions: 100% to such Unitholder until such Unitholder has received cumulative distributions of Investment Proceeds pursuant to this clause (A) equal to such Unitholder’s total capital contributions to the Company (including amounts contributed to pay
Pre-Exchange
Listing Management Fees,
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
June 30, 2023
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
June 30, 2023
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
Pre-Incentive
Fee Net Investment Income as if a hurdle did not apply if this
Pre-Incentive
Fee Net Investment Income exceeds 2.1875% in any calendar quarter; and

iii.
20% of the amount of the Company’s
Pre-Incentive
Fee Net Investment Income, if any, that exceeds 2.1875% in any calendar quarter (8.75% annualized) payable to the Adviser (once the hurdle is reached and the catch-up
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
June 30, 2023
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
For the three months ended June 30, 2023 and the period January 18, 2023 (commencement of operations) to June 30, 2023, the Company incurred $11 and $11, respectively, in Management Fees, $0 and $0, respectively, in Administration Fees and $0 and $0, respectively, in Incentive Fees.
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

SLR PRIVATE CREDIT BDC II LLC
Notes to Financial Statements (unaudited) (continued)
June 30, 2023
(in thousands, except unit amounts)

The Adviser or Administrative Coordinator and/or their affiliates has advanced organizational and offering expenses to the Company, which include organizational fees, costs, expenses and liabilities of the Company, including legal expenses, incurred in connection with the initial offering of Units and the formation and establishment of the Company (the “Organizational Expenses”). The Adviser or Administrative Coordinator (or such affiliate) will be reimbursed by the Company for such advanced costs and expenses in an amount not to exceed $500. The Company will be responsible for and pay (or reimburse) the Organizational Expenses subject to the cap described in the preceding sentence. Accordingly, as of June 30, 2023, $74 of offering expenses were charged to capital and $131 of organizational costs were expensed.
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

SLR PRIVATE CREDIT BDC II LLC
Notes to Financial Statements (unaudited) (continued)
June 30, 2023
(in thousands, except unit amounts)

The following table presents the balances of assets measured at fair value on a recurring basis, as of June 30, 2023:
Fair Value Measurements
As of June 30, 2023

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$1,781	$1,781
Warrants	—	—	3	3

Total Investments	$—	$—	$1,784	$1,784

The following table provides a summary of the changes in fair value of Level 3 assets for the three months ended June 30, 2023 and the period January 18, 2023 (commencement of operations) to June 30, 2023, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at June 30, 2023:

	Bank Debt/Senior Secured Loans	Warrants	Total
Fair value, March 31, 2023	$672	$—	$672
Total gains or losses included in earnings:
Net realized loss	—	—	—
Net change in unrealized loss	(1)	—	(1)
Purchase of investment securities	1,112	3	1,115
Proceeds from dispositions of investment securities	(2)	—	(2)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—

Fair value, June 30, 2023	$1,781	$3	$1,784

	Bank Debt/Senior Secured Loans	Warrants	Total
Unrealized losses for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized loss	$(1)	$—	$(1)

SLR PRIVATE CREDIT BDC II LLC
Notes to Financial Statements (unaudited) (continued)
June 30, 2023
(in thousands, except unit amounts)

	Bank Debt/Senior Secured Loans	Warrants	Total
Fair value, January 18, 2023	$—	$—	$—
Total gains or losses included in earnings:
Net realized loss	—	—	—
Net change in unrealized loss	(1)	—	(1)
Purchase of investment securities	1,784	3	1,787
Proceeds from dispositions of investment securities	(2)	—	(2)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—

Fair value, June 30, 2023	$1,781	$3	$1,784

Unrealized losses for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized loss	$(1)	$—	$(1)

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
Quantitative information about the Company’s Level 3 asset fair value measurements as of June 30, 2023 is summarized in the table below:

	Asset or Liability	Fair Value at June 30, 2023	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$1,781	Income Approach	Market Yield	12.6% – 13.1% (12.8%)

Warrants	Asset	$3	Market Approach	Volatility	17.3% - 17.3% (17.3%)

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask
spreads, if applicable, would result in a significantly lower or higher fair value measurement for such assets. Generally, an increase in market yields may result in a decrease in the fair value of certain of the Company’s investments.

SLR PRIVATE CREDIT BDC II LLC
Notes to Financial Statements (unaudited) (continued)
June 30, 2023
(in thousands, except unit amounts)

Note 5. Debt
On March 20, 2023, the Company established a $25,000 revolving credit facility due March 20, 2025 (the “Subscription Facility”) with ING Capital LLC, as administrative agent and lender. The stated interest rate on the Subscription Facility is SOFR plus
2.75-3.00%.
Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of June 30, 2023, there were no borrowings outstanding under the Subscription Facility.
The average annualized interest cost for borrowings for the period March 20, 2023 (commencement of the Subscription Facility) to June 30, 2023 was 7.74%. These costs are exclusive of other credit facility expenses such as unused fees. The maximum amount borrowed on the Subscription Facility during the period March 20, 2023 (commencement of the Subscription Facility) to June 30, 2023 was $1,750.
Note 6. Commitments and Contingencies
The Company had unfunded debt commitments to various revolving and delayed-draw term loans. The total amount of these unfunded commitments as of June 30, 2023 is $1,660, comprised of the following:

June 30, 2023
CVAUSA Management, LLC	$1,189
United Digestive MSO Parent, LLC	273
Vertos Medical, Inc.	198

Total Commitments	$1,660

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of June 30, 2023, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.
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

SLR PRIVATE CREDIT BDC II LLC
Notes to Financial Statements (unaudited) (continued)
June 30, 2023
(in thousands, except unit amounts)

Note 7. Unitholders’ Capital
Transactions in Unitholders’ capital were as follows:

	Three months ended June 30, 2023	For the period January 18, 2023* to June 30, 2023
Units at beginning of period	120,000	—
Units issued	—	120,040
Units canceled	—	(40)

Units issued and outstanding at end of period	120,000	120,000

*	Commencement of operations

SLR PRIVATE CREDIT BDC II LLC
Notes to Financial Statements (unaudited) (continued)
June 30, 2023
(in thousands, except unit amounts)

Note 8. Financial Highlights
The following is a schedule of financial highlights for the period January 18, 2023 (commencement of operations) to June 30, 2023:

For the period January 18, 2023* to June 30, 2023
Per Share Data: (a)
Net asset value per unit, beginning of period	$—

Net investment loss	(5.68)
Net realized and unrealized loss	(0.01)

Net decrease in Unitholders’ capital resulting from operations	(5.69)
Issuance of units	25.00
Offering costs	(0.61)

Net asset value per unit, end of period	$18.70

Total Return (b)(c)	(25.24%)
Unitholders’ capital, end of period	$2,244
Units outstanding, end of period	120,000

Ratios to average net assets of Unitholders’ Capital (c):
Net investment loss	(26.11%)

Operating expenses	21.83%
Interest and other credit facility expenses	5.92%

Total expenses	27.75%

Average debt outstanding	$182
Portfolio turnover ratio	0.2%

(a)	Calculated using the average units outstanding method. Weighted average units outstanding for the period March 31, 2023 (date of first sale of Units to Unitholders) through June 30, 2023 were 120,000.
(b)
Calculated as the change in NAV per unit during the period plus distributions declared per unit, divided by the beginning NAV per unit. Total return does not include a sales load. The beginning NAV per unit was determined to be as of the date of the first sale of Units to Unitholders as management considers this to be the most meaningful disclosure for investors.

(c)	Not annualized for periods less than one year. Average net assets are calculated for the period March 31, 2023 (date of first sale of Units to Unitholders) through June 30, 2023.
*	Commencement of operations

SLR PRIVATE CREDIT BDC II LLC
Notes to Financial Statements (unaudited) (continued)
June 30, 2023
(in thousands, except unit amounts)

Note 9. Subsequent Events
The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued. There have been no subsequent events that require recognition or disclosure in these financial statements.

Report of Independent Registered Public Accounting Firm
To the Unitholders’ and Board of Directors
SLR Private Credit BDC II LLC:
Results of Review of Interim Financial Information
We have reviewed the statement of assets and liabilities of SLR Private Credit BDC II LLC (the Company), including the schedule of investments, as of June 30, 2023, the related statements of operations and changes in unitholders’ capital for the three-month period ended June 30, 2023 and for the period January 18, 2023 (commencement of operations) to June 30, 2023, the related statement of cash flows for the period January 18, 2023 to June 30, 2023, and the related notes (collectively, the interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
Basis for Review Results
This interim financial information is the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our reviews in accordance with the standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
/s/ KPMG LLP
New York, New York
August 8, 2023

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

The Company’s principal focus is to invest in first lien senior secured floating rate loans primarily to upper-middle-market leveraged companies with EBITDA between approximately $25 million and $250 million that have significant free cash flow and are in non-cyclical industries in which the Adviser has significant experience (“Sponsor Finance”). Sponsor Finance loans are generally expected to have a five to six year final maturity and are often repaid within three years. In addition to Sponsor Finance loans, the Company intends to invest a significant portion of its assets in Specialty Finance (defined below) loans. The Company’s specialty finance investments will encompass asset-based lending (“ABL”) to asset-rich middle-market companies in a variety of industries, as well as to commercial finance companies, and life science lending (“Life Science Finance” and, together with ABL, “Specialty Finance”). ABL loans are secured by certain of the borrower’s assets as collateral and requires the lender to have highly specialized experience in collateral valuation and liquidation. The ABL loans are generally expected to have a five-year final maturity with a four to five year average duration. The ABL loans are often repaid within two years. The Life Science Finance loans generally are expected to have an initial interest-only period and then straight-line amortization with a four to five year final maturity. The Company expects to primarily invest in non-

investment grade debt instruments. Securities rated below investment grade are often referred to as “leveraged loans,” “high yield” or “junk” securities, and may be considered “high risk” compared to debt instruments that are rated investment grade. The Company also expects that some of its investments will contain delayed-draw term loan type features (which is a legally binding commitment by the Company to fund additional term loans to a borrower in the future) and/or other types of unfunded commitments. The Company will seek to be a primary lender for portfolio companies by leveraging the significant capital base at SLR for co-investment opportunities where appropriate. The Company believes many financial sponsors and individual corporate management teams are looking for a single lender to provide the entire debt financing to streamline and simplify the debt negotiation process. The Company expects to co-invest with other vehicles managed by SLR including: (i) SLR Investment Corp. (Nasdaq: SLRC), a publicly traded BDC (“SLRC”), (ii) SCP Private Credit Income BDC LLC, a private BDC (“PCI BDC”), (iii) SLR HC BDC LLC, a private BDC (“HC BDC” and, together with SLRC and PCI BDC, the “SLR BDCs”) and (iv) various private funds and separately managed accounts (together with the SLR BDCs, the “SLR Funds”). The Company and the SLR Funds are under common control with SLR.

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

None.

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

The Adviser or Administrative Coordinator and/or their affiliates may advance to the Company organizational fees, costs, expenses and liabilities of the Company, including legal expenses, incurred in connection with the initial offering of Units and the formation and establishment of the Company (the “Organizational Expenses”). The Adviser or Administrative Coordinator (or such affiliate) will be reimbursed by the Company for such advanced expenses in an amount not to exceed $0.5 million. The Company will be responsible for and pay (or reimburse) the Organizational Expenses subject to the cap described in the preceding sentence. Accordingly, $0.1 million of offering expenses were charged to capital and $0.1 million of organizational costs were expensed in the period ended June 30, 2023.

Portfolio and Investment Activity

During the three months ended June 30, 2023, we invested $1.1 million across 2 portfolio companies. Investments sold or prepaid during the three months ended June 30, 2023 were de minimis.

At June 30, 2023, our portfolio consisted of 3 portfolio companies and was invested 99.8% directly in senior secured loans and 0.2% in warrants, in each case, measured at fair value.

At June 30, 2023, 100% of our income producing investment portfolio was floating rate, measured at fair value.

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

Valuation of Portfolio Investments

In December 2020, the SEC adopted new Rule 2a-5 under the 1940 Act addressing fair valuation of fund investments. The new rule sets forth requirements for good faith determinations of fair value, as well as for the performance of fair value determinations, including related oversight and reporting obligations. The new rule also defines “readily available market quotations” for purposes of the definition of “value” under the 1940 Act, and the SEC noted that this definition will apply in all contexts under the 1940 Act. The Company complies with Rule 2a-5’s valuation requirements.

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

Leverage

The Company is required to comply with the asset coverage requirements of the 1940 Act. The Company expects to employ leverage and otherwise expects to incur indebtedness with respect to the portfolio both on a recourse and non-recourse basis (including and potentially through guarantees, derivatives, forward commitments and reverse repurchase agreements), but will not exceed the maximum amount permitted by the 1940 Act. The Company is generally permitted, under specified conditions, to issue senior securities in amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after such issuance. In connection with the organization of the Company, the Adviser, as the initial Unitholder, has authorized the Company to adopt the 150% asset coverage ratio. In connection with their subscriptions for Units, our Unitholders are required to acknowledge the Company’s ability to operate with an asset coverage ratio that may be as low as 150%. The Company (either directly or through a wholly-owned subsidiary) may borrow under a commitment-based subscription credit facility and/or a revolving credit facility that is secured by the Company’s assets and, as a result, the Company will be exposed to the risks of leverage, which may be considered a speculative investment technique. See “Financial Condition, Liquidity and Capital Resources; Debt” below for more information regarding the Company’s commitment-based subscription credit facility. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to the Adviser, will be borne by our Unitholders. As of June 30, 2023, the Company had no senior securities.

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

Results of Operations

Results are shown for the three months ended June 30, 2023 and the period January 18, 2023 (commencement of operations) to June 30, 2023:

Investment Income

For the three months ended June 30, 2023 and the period January 18, 2023 (commencement of operations) to June 30, 2023, gross investment income totaled $42 thousand and $43 thousand, respectively.

Expenses

Expenses totaled $410 thousand and $724 thousand, respectively, for the three months ended June 30, 2023 and the period January 18, 2023 (commencement of operations) to June 30, 2023, of which $11 thousand and $11 thousand, respectively, were management fees and administration fees and $124 thousand and $154 thousand, respectively, were interest and other credit facility expenses. Administrative services, organization and other general and administrative expenses totaled $275 thousand and $559 thousand, respectively, for the three months ended June 30, 2023 and the period January 18, 2023 (commencement of operations) to June 30, 2023. Expenses generally consist of management fees, administration fees, performance-based incentive fees, administrative services fees, insurance, legal expenses, directors’ expenses, audit and tax expenses and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others.

Net Investment Loss

The Company’s net investment loss totaled $368 thousand and $681 thousand, or $3.07 and $5.68 per average unit, respectively, for the three months ended June 30, 2023 and the period January 18, 2023 (commencement of operations) to June 30, 2023.

Net Realized Loss

The Company’s investment sales and prepayments for the three months ended June 30, 2023 and the period January 18, 2023 (commencement of operations) to June 30, 2023 were de minimis. Net realized loss over the same periods totaled $0.

Net Change in Unrealized Loss

For the three months ended June 30, 2023 and the period January 18, 2023 (commencement of operations) to June 30, 2023, net change in unrealized loss on the Company’s assets totaled $1 thousand and $1 thousand, respectively.

Net Decrease in Unitholders’ Capital Resulting From Operations

For the three months ended June 30, 2023 and the period January 18, 2023 (commencement of operations) to June 30, 2023, the Company had a net decrease in Unitholders’ capital resulting from operations of $369 thousand and $682 thousand, respectively. For the same periods, loss per average unit was $3.08 and $5.69, respectively.

Financial Condition, Liquidity and Capital Resources

Our primary uses of cash are for (i) investments in portfolio companies and other investments to comply with certain portfolio RIC diversification requirements, (ii) the cost of operations (including paying the Adviser), (iii) debt service of any borrowings, and (iv) cash distributions to our Unitholders.

Equity

During the period January 18, 2023 (commencement of operations) to June 30, 2023, on a net basis, the Company sold and issued 120,000 common units at an average price of $25.00 per unit, for net proceeds of $3.0 million. All of our outstanding units were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. Unfunded equity capital commitments totaled $61.1 million at June 30, 2023.

Debt

Subscription Facility—On March 20, 2023, the Company established the $25 million Subscription Facility with ING Capital LLC as administrative agent and lender. The stated interest rate on the Subscription Facility is SOFR plus 2.75-3.00% and the current stated maturity date is March 20, 2025. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of June 30, 2023, there were no borrowings outstanding under the Subscription Facility.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded for purposes of computing the asset base upon which the management fee is determined. We held approximately $3 million of cash equivalents as of June 30, 2023.

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

A summary of our significant contractual payment obligations is as follows as of June 30, 2023:

Payments due by Period as of June 30, 2023 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Subscription Facility (1)	$—	$—	$—	$—	$—

(1)	At June 30, 2023, we had a total of $25.0 million of unused borrowing capacity under our Subscription Facility, subject to borrowing base limits.

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

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at June 30, 2023:

June 30, 2023
(in millions)
CVAUSA Management, LLC	1.2
United Digestive MSO Parent, LLC	0.3
Vertos Medical, Inc.	0.2

Total Commitments	$1.7

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of June 30, 2023, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Uncertainty with respect to the rising interest rates, inflationary pressures, risks in respect of a failure to increase the U.S. debt ceiling or a downgrade in the U.S. credit rating, the war between Ukraine and Russia and health epidemics and pandemics introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In a low interest rate environment, including a reduction of SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such as the current economic environment, such difference could potentially increase thereby increasing our net investment income. During the period January 18, 2023 (commencement of operations) to June 30, 2023, certain investments in our investment portfolio had floating interest rates. These floating rate investments were primarily based on floating SOFR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have floors. The Company also has revolving credit facilities that are generally based on floating SOFR. Assuming no changes to our balance sheet as of June 30, 2023 and no new defaults by portfolio companies, a hypothetical one percent decrease in SOFR on our comprehensive floating rate assets and liabilities would decrease our net investment income by approximately twelve cents per average unit over the next twelve months. Assuming no changes to our balance sheet as of June 30, 2023 and no new defaults by portfolio companies, a hypothetical one percent increase in SOFR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately fourteen cents per average unit over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At June 30, 2023, we have no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in SOFR	(1.00%)	1.00%
Increase in Net Investment Income Per Unit Per Year	$(0.12)	$0.14

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2023 (the end of the period covered by this report), our management, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Co-Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the second quarter of 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any material pending legal proceedings threatened against us. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations beyond what has been disclosed within these financial statements.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the March 31, 2023 filing of Amendment No. 1 to our registration statement on Form 10 (the “Form 10”), which could materially affect our business, financial condition and/or operating results. The risks described in our Form 10 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than the risk factors below, there have been no material changes during the period ended June 30, 2023 to the risk factors discussed in “Risk Factors” in the Form 10.

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
The alternative reference rates that have replaced LIBOR in our credit arrangements and other financial instruments may not yield the same or similar economic results as LIBOR over the life of such transactions.
The London Interbank Offered Rate (“LIBOR”) is an index rate that historically was widely used in lending transactions and was a common reference rate for setting the floating interest rate on private loans. LIBOR was typically the reference rate used in floating-rate loans extended to our portfolio companies.
The ICE Benchmark Administration (“IBA”) (the entity that is responsible for calculating LIBOR) ceased providing overnight, one, three, six and twelve months USD LIBOR tenors on June 30, 2023. In addition, the United Kingdom’s Financial Conduct Authority (“FCA”), which oversees the IBA, now prohibits entities supervised by the FCA from using LIBORs, including USD LIBOR, except in very limited circumstances.
In the United States, the Secured Overnight Financing Rate (“SOFR”) is the preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. SOFR is published by the Federal Reserve Bank of New York each U.S. Government Securities Business Day, for transactions made on the immediately preceding U.S. Government Securities Business Day. Alternative reference rates that may replace LIBOR, including SOFR for USD transactions, may not yield the same or similar economic results as LIBOR over the lives of such transactions.
As of the filing date of this Quarterly Report on Form 10-Q, many of our loans that referenced LIBOR have been amended to reference the forward-looking term rate published by CME Group Benchmark Administration Limited based on SOFR (“CME Term SOFR”) or CME Term SOFR plus a fixed spread adjustment. CME Term SOFR rates are forward-looking rates that are derived by compounding projected overnight SOFR rates over one, three, and six months taking into account the values of multiple consecutive, executed, one-month and three-month CME Group traded SOFR futures contracts and, in some cases, over-the-counter SOFR Overnight Indexed Swaps as an indicator of CME Term SOFR reference rate values. CME Term SOFR and the inputs on which it is based are derived from SOFR. Since CME Term SOFR is a relatively new market rate, there will likely be no established trading market for credit agreements or other financial instruments when they are issued, and an established market may never develop or may not be liquid. Market terms for instruments referencing CME Term SOFR rates may be lower than those of later-issued CME Term SOFR indexed instruments. Similarly, if CME Term SOFR does not prove to be widely used, the trading price of instruments referencing CME Term SOFR may be lower than those of instruments indexed to indices that are more widely used. Further, the composition and characteristics of SOFR and CME Term SOFR are not the same as those of LIBOR. Even with the application of a fixed spread adjustment, LIBOR and CME Term SOFR will not have the same composition and characteristics, and there can be no assurance that the replacement rate, as so adjusted, will be a direct substitute for LIBOR.
There can be no guarantee that SOFR will not be discontinued or fundamentally altered in a manner that is materially adverse to the interests of investors in loans referencing SOFR. If the manner in which SOFR or CME Term SOFR is calculated is changed, that change may result in a reduction of the amount of interest payable on such loans and the trading prices of the SOFR Loans. In addition, there can be no guarantee that loans referencing SOFR or CME Term SOFR will continue to reference those rates until maturity or that, in the future, our loans will reference benchmark rates other than CME Term SOFR. Should any of these events occur, our loans, and the yield generated thereby, could be affected. Specifically, the anticipated yield on our loans may not be fully realized and our loans may be subject to increased pricing volatility and market risk.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities other than those already disclosed in certain Form 8-Ks filed with the SEC.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule
10b5-1
Trading Plans

During the fiscal quarter ended June 30, 2023
, none
of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of
Rule 10b5-1(c)
under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Certificate of Formation(1)

3.2	Amended and Restated Limited Liability Company Agreement(2)

4.1	Form of Subscription Agreement(1)

10.1	Investment Management Agreement with SLR Capital Partners, LLC(2)

10.2	Custody Agreement with Citibank, N.A.(1)

10.3	Custodial Services Election Agreement by and between the Company and Citibank, N.A.(2)

10.4	Form of Revolving Credit Agreement by and between the Company and ING Capital LLC as Administrative Agent, Sole Lead Arranger and Sole Bookrunner(2)

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.	INS Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document.

101.	SCH Inline XBRL Taxonomy Extension Schema Document*

101.	CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.	DEF Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.	LAB Inline XBRL Taxonomy Extension Label Linkbase Document*

101.	PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.

(1)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form 10 (File No. 000-56518) filed with the SEC on February 1, 2023.
(2)	Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56518) filed with the SEC on March 31, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 8, 2023.

SLR PRIVATE CREDIT BDC II LLC

By:	/S/ MICHAEL S. GROSS
Michael S. Gross Co-Chief Executive Officer (Principal Executive Officer)

By:	/S/ BRUCE J. SPOHLER
Bruce J. Spohler Co-Chief Executive Officer (Principal Executive Officer)

By:	/S/ SHIRAZ Y. KAJEE
Shiraz Y. Kajee Chief Financial Officer (Principal Financial and Accounting Officer)