Form 10-Q
period 2023-09-30
SLR Private Credit BDC II LLC
filed 2023-11-07
CIK 1932591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended September 30, 2023

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
Yes
  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
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
of the Exchange
Act).    Yes  ☐    No
☒
As of September 30, 2023, there was no established public market for the registrant’s units. The issuer had 551,497 units outstanding as of November 3, 2023.

SLR PRIVATE CREDIT BDC II LLC

FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2023

	Index	Page No.
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Statement of Assets and Liabilities as of September 30, 2023 (unaudited)	3
	Statement of Operations for the three months ended September 30, 2023 and the period January 18, 2023* to September 30, 2023 (unaudited)	4
	Statement of Changes in Unitholders’ Capital for the three months ended September 30, 2023 and the period January 18, 2023* to September 30, 2023 (unaudited)	5
	Statement of Cash Flows for the period January 18, 2023* to September 30, 2023 (unaudited)	6
	Schedule of Investments as of September 30, 2023 (unaudited)	7
	Notes to Financial Statements (unaudited)	9
	Report of Independent Registered Public Accounting Firm	26
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4.	Controls and Procedures	39
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	39
Item 1a.	Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases Of Equity Securities	41
Item 3.	Defaults Upon Senior Securities	41
Item 4.	Mine Safety Disclosures	41
Item 5.	Other Information	42
Item 6.	Exhibits	43
SIGNATURES		44

*	Commencement of operations

PART I. FINANCIAL INFORMATION
In this Quarterly Report, “Company”, “we”, “us”, and “our” refer to SLR Private Credit BDC II LLC unless the context states otherwise.
Item 1. Financial Statements
SLR PRIVATE CREDIT BDC II LLC
Statement of Assets and Liabilities
(in thousands, except unit amounts)

September 30, 2023 (unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost: $7,362)	$7,378
Cash	3,619
Cash equivalents (cost: $2,978)	2,978
Interest receivable	30
Prepaid expenses	40

Total assets	$14,045

Liabilities
Revolving credit facility due March 2025 (the “Subscription Facility”) ($5,700 face amount, reported net of unamortized debt issuance costs of $386. See note 5)	$5,314
Payable for cash equivalents purchased	2,978
Management fee payable (see note 3)	58
Administration fee payable (see note 3)	1
Interest payable (see note 5)	50
Other liabilities and accrued expenses	204

Total liabilities	$8,605

Commitments and contingencies (see note 6)
Unitholders’ Capital
Common Unitholders’ capital (337,661 units issued and outstanding)	6,424
Accumulated distributable net loss	(984)

Total unitholders’ capital	$5,440

Total liabilities and unitholders’ capital	$14,045

Net asset value per unit	$16.11

See notes to financial statements.

SLR PRIVATE CREDIT BDC II LLC
Statement of Operations (unaudited)
(in thousands, except unit amounts)

	Three months ended September 30, 2023	For the period January 18, 2023* to September 30, 2023
Investment Income:
Interest income from non-controlled/non-affiliated investments	$131	$174

Total investment income	131	174

Expenses:
Management fees (see note 3)	$47	$58
Administration fees (see note 3)	1	1
Interest and other credit facility expenses (see note 5)	187	341
Legal expenses	77	271
Organizational expenses	—	131
Audit and tax preparation expenses	29	80
Other general and administrative expenses	109	292

Total expenses	450	1,174

Net investment loss	$(319)	$(1,000)

Realized and unrealized gain (loss) on investments and cash equivalents:
Net realized loss on non-controlled/non-affiliated investments and cash equivalents	$—	$—
Net change in unrealized gain on non-controlled/non-affiliated investments and cash equivalents	17	16

Net realized and unrealized gain on non-controlled/non-affiliated investments and cash equivalents	17	16

Net Decrease in Unitholders’ Capital Resulting From Operations	$(302)	$(984)

Net Loss Per Unit	$(2.42)	$(8.04)

*	Commencement of operations
See notes to financial statements.

SLR PRIVATE CREDIT BDC II LLC
Statement of Changes in Unitholders’ Capital (unaudited)
(in thousands, except unit amounts)

	Three months ended September 30, 2023	For the period January 18, 2023* to September 30, 2023
Increase (decrease) in unitholders’ capital resulting from operations:
Net investment loss	$(319)	$(1,000)
Net realized loss	—	—
Net change in unrealized gain	17	16

Net decrease in unitholders’ capital resulting from operations	(302)	(984)

Increase (decrease) in unitholders’ capital resulting from capital activity:
Contributions	3,500	6,501
Less offering costs	(2)	(76)
Cancellation	—	(1)

Net increase in unitholders’ capital resulting from capital activity	3,498	6,424

Total increase in unitholders’ capital	3,196	5,440
Unitholders’ capital, beginning of period	2,244	—

Unitholders’ capital, end of period	$5,440	$5,440

Capital unit activity (see note 7):
Units issued	217,661	337,701
Units canceled	—	(40)

Net increase from capital unit activity	217,661	337,661

*	Commencement of operations
See notes to financial statements.

SLR PRIVATE CREDIT BDC II LLC
Statement of Cash Flows (unaudited)
(in thousands)

For the period January 18, 2023* to September 30, 2023
Cash Flows from Operating Activities:
Net decrease in unitholders’ capital resulting from operations	$(984)
Adjustments to reconcile net decrease in unitholders’ capital resulting from operations to net cash used in operating activities:
Net realized loss on investments and cash equivalents	—
Net change in unrealized gain on investments	(16)
Deferred financing costs	157
(Increase) decrease in operating assets:
Purchase of investments	(7,370)
Net accretion of discount on investments	(5)
Proceeds from disposition of investments	13
Interest receivable	(30)
Prepaid expenses	(40)
Increase in operating liabilities:
Payable for cash equivalents purchased	2,978
Management fee payable	58
Administration fee payable	1
Interest payable	50
Other liabilities and accrued expenses	204

Net Cash Used in Operating Activities	(4,984)

Cash Flows from Financing Activities:
Contributions from unitholders	6,501
Offering costs	(76)
Cancellation of units	(1)
Proceeds from borrowings	6,907
Repayments of borrowings	(1,750)

Net Cash Provided by Financing Activities	11,581

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,597
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,597

Supplemental disclosure of cash flow information:
Cash paid for interest	$291

*	Commencement of operations
See notes to financial statements.

SLR PRIVATE CREDIT BDC II LLC
Schedule of Investments (unaudited)
September 30, 2023
(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (2)	Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 135.5%
Alkeme Intermediary Holdings, LLC	Insurance	S+650	1.00%	11.92%	9/20/2023	10/28/2026	$668	$648	$648
CVAUSA Management, LLC	Health Care Providers & Services	S+650	1.00%	11.59%	5/22/2023	5/22/2029	980	952	951
Higginbotham Insurance Agency, Inc.	Insurance	S+550	1.00%	10.92%	8/24/2023	11/25/2028	1,745	1,745	1,745
Peter C. Foy & Associates Insurance Services, LLC	Insurance	S+650	0.75%	11.82%	7/19/2023	11/1/2028	378	370	370
The Townsend Company, LLC	Commercial Services & Supplies	S+625	1.00%	11.57%	8/21/2023	8/15/2029	789	770	770
United Digestive MSO Parent, LLC	Health Care Providers & Services	S+675	1.00%	12.29%	3/30/2023	3/30/2029	689	670	689
UVP Management, LLC	Health Care Providers & Services	S+625	1.00%	11.79%	9/18/2023	9/15/2025	934	911	910
Vertos Medical, Inc.	Health Care Equipment & Supplies	S+515	4.75%	10.48%	6/14/2023	7/1/2028	397	393	392
West-NR Parent, Inc.	Insurance	S+625	1.00%	11.72%	8/1/2023	12/27/2027	918	900	900

Total Bank Debt/Senior Secured Loans								$7,359	$7,375

							Warrants
Warrants — 0.1%
Vertos Medical, Inc.*	Health Care Equipment & Supplies				6/14/2023		9,646	$3	$3

Total Warrants								$3	$3

Total Investments (3) — 135.6%								$7,362	$7,378
Cash Equivalents — 54.8%
U.S. Treasury Bill	Government				9/29/2023	11/21/2023	$3,000	$2,978	$2,978

Total Investments & Cash Equivalents — 190.4%								$10,340	$10,356
Liabilities in Excess of Other Assets — (90.4%)									(4,916)

Net Assets — 100.0%									$5,440

(1)
Floating rate debt investments typically bear interest at a rate determined by reference to either the Secured Overnight Financing Rate (“SOFR”) or the prime index rate (“PRIME” or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment the Company has provided the current interest rate in effect as of September 30, 2023.

(2)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the SOFR or PRIME rate. These instruments are often subject to a SOFR or PRIME rate floor.
(3)
Aggregate net unrealized depreciation for U.S. federal income tax purposes is $120; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $0 and $120, respectively, based on a tax cost of $7,498. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.

*	Non-income producing security.
See notes to financial statements.

SLR PRIVATE CREDIT BDC II LLC
Schedule of Investments (unaudited) (continued)
September 30, 2023
(in thousands)

Industry Classification	Percentage of Total Investments (at fair value) as of September 30, 2023
Insurance	49.6%
Health Care Providers & Services	34.6%
Commercial Services & Supplies	10.4%
Health Care Equipment & Supplies	5.4%

Total Investments	100.0%

See notes to financial statements.

SLR PRIVATE CREDIT BDC II LLC
Notes to Financial Statements (unaudited)
September 30, 2023
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
In connection with the Company’s formation, the Company issued and sold 40 of the Company’s units (“Units”) to the Adviser (the “Initial Unitholder”), which were acquired for an initial capital contribution of $1 on January 18, 2023 in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. As of September 30, 2023, the Company has closed on $66,780 in capital commitments. The Company’s initial drawdown occurred on March 31, 2023 with the sale and issuance of Units at an aggregate purchase price of $3,000 or $25.00 per Unit. Prior to the issuance of Units on March 31, 2023, the Initial Unitholder’s initial seed capital was withdrawn from the Company and its Units were canceled. As of September 30, 2023, $6,500 of capital commitments were drawn and $60,280 were unfunded.
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
The offering period of the Company is currently expected to be for a period of approximately eighteen months (the “Offering Period”). The Company is expected to conduct its offering pursuant to which investors will make equity capital commitments (“Commitments”) pursuant to a subscription agreement entered into with the Company where the investor will agree to purchase an interest in the Company for an aggregate purchase price equal to its Commitment. Each investor will purchase Units each time the Company delivers a drawdown notice, typically ten business days prior to a required funding date. The offering and sale of the Units is expected to be exempt from registration pursuant to Regulation D and Regulation S promulgated under the Securities Act, for offers and sales of securities that do not involve a public offering and for offers and sales of securities outside of the United States, respectively.
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
September 30, 2023
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
Note 2. Summary of Significant Accounting Policies
The accompanying financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of the Company. The financial statements reflect all adjustments and reclassifications which, in the opinion of management, are necessary for the fair presentation of the results of the operations and financial condition for the periods presented.
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
September 30, 2023
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

c.
the audit committee of the Board reviews the preliminary valuations of the Adviser and third-party valuation specialist, if any, that may from time to time be engaged by the Board, and responds to the valuation recommendations to reflect any comments; and

d.
the Board discusses valuations and determines the fair value of each investment in the Company’s portfolio in good faith based on the input of the Adviser, the audit committee, and third-party valuation specialist, if any.

The valuation principles set forth above may be modified from time to time without notice to Unitholders, in whole or in part, as determined by the Board in its sole discretion.

SLR PRIVATE CREDIT BDC II LLC
Notes to Financial Statements (unaudited) (continued)
September 30, 2023
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
Investments in all asset classes will be valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC
820-10,
certain investments that qualify as investment companies in accordance with ASC 946 may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the period ended September 30, 2023, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.
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
September 30, 2023
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
September 30, 2023
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
September 30, 2023
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
September 30, 2023
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
September 30, 2023
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
September 30, 2023
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
routine,
non-investment-related
administrative services for the Company, (ii) the coordination of various third-party services needed or required by the Company and (iii) certain Unitholder servicing functions.
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
For the three months ended September 30, 2023 and the period January 18, 2023 (commencement of operations) to September 30, 2023, the Company incurred $47 and $58, respectively, in Management Fees, $1 and $1, respectively, in Administration Fees and $0 and $0, respectively, in Incentive Fees.
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

SLR PRIVATE CREDIT BDC II LLC
Notes to Financial Statements (unaudited) (continued)
September 30, 2023
(in thousands, except unit amounts)

The Adviser or Administrative Coordinator and/or their affiliates has advanced organizational and offering expenses to the Company, which include organizational fees, costs, expenses and liabilities of the Company, including legal expenses, incurred in connection with the initial offering of Units and the formation and establishment of the Company (the “Organizational Expenses”). The Adviser or Administrative Coordinator (or such affiliate) will be reimbursed by the Company for such advanced costs and expenses in an amount not to exceed $500. The Company will be responsible for and pay (or reimburse) the Organizational Expenses subject to the cap described in the preceding sentence. Accordingly, as of September 30, 2023, $76 of offering expenses were charged to capital and $131 of organizational costs were expensed.
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

SLR PRIVATE CREDIT BDC II LLC
Notes to Financial Statements (unaudited) (continued)
September 30, 2023
(in thousands, except unit amounts)

The following table presents the balances of assets measured at fair value on a recurring basis, as of September 30, 2023:
Fair Value Measurements
As of September 30, 2023

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$7,375	$7,375
Warrants	—	—	3	3

Total Investments	$—	$—	$7,378	$7,378

While the Company has not made an election to apply the fair value option of accounting to its Subscription Facility, if the Company’s Subscription Facility was carried at fair value at September 30, 2023, the fair value of the Subscription Facility would be $5,700.

SLR PRIVATE CREDIT BDC II LLC
Notes to Financial Statements (unaudited) (continued)
September 30, 2023
(in thousands, except unit amounts)

The following tables provide a summary of the changes in fair value of Level 3 assets for the three months ended September 30, 2023 and the period January 18, 2023 (commencement of operations) to September 30, 2023, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at September 30, 2023:

	Bank Debt/Senior Secured Loans	Warrants	Total
Fair value, June 30, 2023	$1,781	$3	$1,784
Total gains or losses included in earnings:
Net realized loss	—	—	—
Net change in unrealized gain	17	—	17
Purchase of investment securities *	5,588	—	5,588
Proceeds from dispositions of investment securities	(11)	—	(11)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—

Fair value, September 30, 2023	$7,375	$3	$7,378

Unrealized gains for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain	$17	$—	$17

	Bank Debt/Senior Secured Loans	Warrants	Total
Fair value, January 18, 2023	$—	$—	$—
Total gains or losses included in earnings:
Net realized loss	—	—	—
Net change in unrealized gain	16	—	16
Purchase of investment securities *	7,372	3	7,375
Proceeds from dispositions of investment securities	(13)	—	(13)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—

Fair value, September 30, 2023	$7,375	$3	$7,378

Unrealized gains for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain	$16	$—	$16

*	Includes PIK capitalization and accretion of discount

SLR PRIVATE CREDIT BDC II LLC
Notes to Financial Statements (unaudited) (continued)
September 30, 2023
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
Quantitative information about the Company’s Level 3 asset fair value measurements as of September 30, 2023 is summarized in the table below:

	Asset or Liability	Fair Value at September 30, 2023	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$7,375	Income Approach	Market Yield	11.2% - 13.4% (12.5%)
Warrants	Asset	$3	Market Approach	Volatility	17.8% - 17.8% (17.8%)
Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask
spreads, if applicable, would result in a significantly lower or higher fair value measurement for such assets. Generally, an increase in market yields may result in a decrease in the fair value of certain of the Company’s investments.
Note 5. Debt
On March 20, 2023, the Company established the $25,000 Subscription Facility due March 20, 2025 with ING Capital LLC, as administrative agent and lender. The stated interest rate on the Subscription Facility is SOFR plus
2.75-3.00%.
Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of September 30, 2023, there were $5,700 of borrowings outstanding under the Subscription Facility.
The average annualized interest cost for borrowings for the period March 20, 2023 (commencement of the Subscription Facility) to September 30, 2023 was 8.37%. These costs are exclusive of other credit facility expenses such as unused fees. The maximum amount borrowed on the Subscription Facility during the period March 20, 2023 (commencement of the Subscription Facility) to September 30, 2023 was $5,700.

SLR PRIVATE CREDIT BDC II LLC
Notes to Financial Statements (unaudited) (continued)
September 30, 2023
(in thousands, except unit amounts)

Note 6. Commitments and Contingencies
The Company had unfunded debt commitments to various revolving and delayed-draw term loans. The total amount of these unfunded commitments as of September 30, 2023 is $6,777, comprised of the following:

September 30, 2023
Cerapedics, Inc.	$2,340
Human Interest, Inc.	1,032
CVAUSA Management, LLC	948
Alkeme Intermediary Holdings, LLC	669
West-NR Parent, Inc.	395
Peter C. Foy & Associates Insurance Services, LLC	378
The Townsend Company, LLC	279
United Digestive MSO Parent, LLC	273
UVP Management, LLC	265
Vertos Medical, Inc.	198

Total Commitments	$6,777

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the respective portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of September 30, 2023, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.
In the normal course of our business, we invest or trade in various financial instruments and may enter into various investment activities with off-balance
sheet risk, which may include forward foreign currency contracts. Generally, these financial instruments represent future commitments to purchase or sell other financial instruments at specific terms at future dates. These financial instruments contain varying degrees of off-balance
sheet risk whereby changes in the market value or our satisfaction of the obligations may exceed the amount recognized in our Statement of Assets and Liabilities.
Note 7. Unitholders’ Capital
Transactions in Unitholders’ capital were as follows:

	Three months ended September 30, 2023	For the period January 18, 2023* to September 30, 2023
Units at beginning of period	120,000	—
Units issued	217,661	337,701
Units canceled	—	(40)

Units issued and outstanding at end of period	337,661	337,661

*	Commencement of operations

SLR PRIVATE CREDIT BDC II LLC
Notes to Financial Statements (unaudited) (continued)
September 30, 2023
(in thousands, except unit amounts)

Note 8. Financial Highlights
The following is a schedule of financial highlights for the period January 18, 2023 (commencement of operations) to September 30, 2023:

For the period January 18, 2023* to September 30, 2023
Per Share Data: (a)
Net asset value per Unit, beginning of period	$—

Net investment loss	(8.17)
Net realized and unrealized gain	0.13

Net decrease in Unitholders’ capital resulting from operations	(8.04)
Issuance of units	24.77 **
Offering costs	(0.62)

Net asset value per Unit, end of period	$16.11

Total Return (b)(c)	(35.56%)
Unitholders’ capital, end of period	$5,440
Units outstanding, end of period	337,661

Ratios to average net assets of Unitholders’ Capital (c):
Net investment loss	(40.58%)

Operating expenses	33.82%
Interest and other credit facility expenses	13.85%

Total expenses	47.67%

Average debt outstanding	$1,231
Portfolio turnover ratio	0.5%

(a)
Calculated using the average Units outstanding method. Weighted average units outstanding for the period March 31, 2023 (date of first sale of Units to Unitholders) through September 30, 2023 was 122,366.

(b)
Calculated as the change in net asset value (“NAV”) per Unit during the period plus distributions declared per Unit, divided by the beginning NAV per Unit. Total return does not include a sales load. The beginning NAV per unit was determined to be as of the date of the first sale of Units to Unitholders as management considers this to be the most meaningful disclosure for investors.

(c)	Not annualized for periods less than one year. Average net assets are calculated for the period March 31, 2023 (date of first sale of Units to Unitholders) through September 30, 2023.
*	Commencement of operations
**
Includes the impact of the different Unit amounts used in calculating per Unit data as a result of calculating certain per Unit data based upon the weighted average Units outstanding during the period and certain per Unit data based on the Units outstanding as of a period end.

SLR PRIVATE CREDIT BDC II LLC
Notes to Financial Statements (unaudited) (continued)
September 30, 2023
(in thousands, except unit amounts)

Note 9. Subsequent Events
The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued.
On October 20, 2023, the Company delivered a capital drawdown notice to its investor, an investment fund created by a financial institution unaffiliated with the Company (the “Access Fund”), relating to the sale of approximately 214,000 of the Company’s
Units, for an aggregate offering price of $3,400. The sale closed on November 3, 2023.
The sale of Units is being made pursuant to a subscription agreement (the “Subscription Agreement”) and the LLC Agreement entered into by the Company and the Access Fund. Under the terms of the Subscription Agreement and the LLC Agreement, the Access Fund is required to fund drawdowns to purchase Units up to the amount of its capital commitment on an as-needed
basis with a minimum of 10 business days’ prior notice to the Access Fund.
The issuance and sale of the Units are exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

Report of Independent Registered Public Accounting Firm
To the Unitholders’ and Board of Directors
SLR Private Credit BDC II LLC:
Results of Review of Interim Financial Information
We have reviewed the statement of assets and liabilities of SLR Private Credit BDC II LLC (the Company), including the schedule of investments, as of September 30, 2023, the related statements of operations and changes in unitholders’ capital for the three-month period ended September 30, 2023 and for the period January 18, 2023 (commencement of operations) to September 30, 2023, the related statement of cash flows for the period January 18, 2023 to September 30, 2023, and the related notes (collectively, the interim financial information). Based on our review, we are not aware of any material modifications that should be made to the interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
November 7, 2023

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

•	the escalating conflict in the Middle East;

•	changes in the general economy, slowing economy, rising inflation, risk of recession and risks in respect of a failure to increase the U.S. debt ceiling; and

•

our ability to anticipate and identify evolving market expectations with respect to environmental, social and governance matters, including the environmental impacts of our portfolio companies’ supply chains and operations.

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

Overview

SLR Private Credit BDC II LLC (the “Company”, “we”, “us” or “our”) was formed as a limited liability company under the laws of the State of Delaware on April 18, 2022 as a closed-end, externally managed investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a BDC and a RIC, we are required to comply with certain regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, RIC asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

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

Prior to the Company’s units (“Units”) being listed for trading on a national securities exchange (an “Exchange Listing”), the Adviser has also been appointed to provide administrative and coordination services to the Company (in such capacity, the “Administrative Coordinator”). The Administrative Coordinator supervises or provides the Company’s administrative services, including operational trade support, net asset value calculations, financial reporting, fund accounting and registrar and transfer agent services. The Administrative Coordinator also provides assistance to the Adviser in connection with communicating with investors and other persons with respect to the Company.

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

The Company’s principal focus is to invest in first lien senior secured floating rate loans primarily to upper-middle-market leveraged companies with EBITDA between approximately $25 million and $250 million that have significant free cash flow and are in non-cyclical industries in which the Adviser has significant experience (“Sponsor Finance”). Sponsor Finance loans are generally expected to have a five to six year final maturity and are often repaid within three years. In addition to Sponsor Finance loans, the Company intends to invest a significant portion of its assets in Specialty Finance (defined below) loans. The Company’s specialty finance investments will encompass asset-based lending (“ABL”) to asset-rich middle-market companies in a variety of industries, as well as to commercial finance companies, and life science lending (“Life Science Finance” and, together with ABL, “Specialty Finance”). ABL loans are secured by certain of the borrower’s assets as collateral and requires the lender to have highly specialized experience in collateral valuation and liquidation. The ABL loans are generally expected to have a five-year final maturity with a four to five year average duration. The ABL loans are often repaid within two years. The Life Science Finance loans generally are expected to have an initial interest-only period and then straight-line amortization with a four to five year final maturity. The Company expects to primarily invest in non-investment grade debt instruments. Securities rated below investment grade are often referred to as “leveraged loans,” “high yield” or “junk” securities and may be considered “high risk” compared to debt instruments that are rated investment grade. The Company also expects that some of its investments will contain delayed-draw term loan type features (which is a legally binding commitment by the Company to fund additional term loans to a borrower in the future) and/or other types of unfunded commitments. The Company will seek to be a primary lender for portfolio companies by leveraging the significant capital base at SLR for co-investment opportunities where appropriate. The Company believes many financial sponsors and individual corporate management teams are looking for a single lender to provide the entire debt financing to streamline and simplify the debt negotiation process. The Company expects to co-invest with other vehicles managed by SLR including: (i) SLR Investment Corp. (Nasdaq: SLRC), a publicly traded BDC (“SLRC”), (ii) SCP Private Credit Income BDC LLC, a private BDC (“PCI BDC”), (iii) SLR HC BDC LLC, a private BDC (“HC BDC” and, together with SLRC and PCI BDC, the “SLR BDCs”) and (iv) various private funds and separately managed accounts (together with the SLR BDCs, the “SLR Funds”). The Company and the SLR Funds are under common control with SLR.

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

Under normal circumstances, the Company will invest at least 80% of its total assets (defined for purposes of this policy as net assets plus borrowings for investment purposes) after the Company’s portfolio is fully ramped-up in private credit investments (which the Company defines as loans, bonds, preferred stock and other credit instruments that are issued in private offerings or issued by private companies). If the Company changes this 80% test, the Company will provide unitholders of the Company (“Unitholders”) with at least 60 days’ prior notice of such change.

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

The Company is an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 and the Company may from time to time take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act.

Recent Developments

On October 20, 2023, the Company delivered a capital drawdown notice to its investor, the Access Fund, relating to the sale of approximately 214 thousand of the Company’s Units, for an aggregate offering price of $3.4 million. The sale closed on November 3, 2023.

The sale of Units is being made pursuant to a subscription agreement (the “Subscription Agreement”) and the amended and restated limited liability company agreement (the “LLC Agreement”) entered into by the Company and the Access Fund. Under the terms of the Subscription Agreement and the LLC Agreement, the Access Fund is required to fund drawdowns to purchase Units up to the amount of its capital commitment on an as-needed basis with a minimum of 10 business days’ prior notice to the Access Fund.

The issuance and sale of the Units are exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

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

(v)

all fees, costs, expenses and liabilities of brokers, transaction finders and other intermediaries, including brokerage commissions and spreads, and all other transaction-related fees, costs, expenses and liabilities, including reverse break-up fees;

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

(viii)	management fees and incentive fees;

(ix)	administration expenses;

(x)	all fees, costs, expenses and liabilities incurred through the use or engagement of service providers;

(xi)	all taxes, fees, penalties and other governmental charges levied against the Company and all fees, costs, expenses, penalties and liabilities related to tax compliance;

(xii)

all fees, costs, expenses and liabilities of the Company’s legal counsel related to extraordinary matters, including expenses for any dispute resolution (including litigation and regulatory-related legal expenses);

(xiii)	all fees, costs, expenses and liabilities relating to legal, governance and regulatory compliance and filings, including securities law filings relating to Portfolio Investments;

(xiv)	all fees, costs, expenses and liabilities related to the Company’s indemnification or contribution obligations;

(xv)	all fees, costs, expenses and liabilities for subscription services (to the extent such subscription is required by a placement agent);

(xvi)	any required regulatory filings and related legal fees;

(xvii)	all fees, costs, expenses and liabilities related to liquidating the Company;

(xviii)	transfer agent services;

(xix)	any other fees, costs, expenses and liabilities not specifically assumed by the Adviser or the Administrative Coordinator;

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

In addition, prior to an Exchange Listing, the aggregate amount of the operating expenses relating to Unitholders investing directly in the Company set forth in clauses (ii)-(iv) and the operating expenses included in clauses (xiii) and (xvi) related to U.S. regulatory bodies above borne by the Company (directly or indirectly) will not exceed the following limits in any fiscal year: (A) if the Company has less than or equal to $400 million in capital commitments (“Commitments”), an amount equal to the sum of (x) the product of the Commitments and 0.0025 and (y) $1.25 million, or (B) if the Company has greater than $400 million in Commitments, $2.25 million (such figure, the “Operating Expense Cap”). Any amount in excess of the Operating Expense Cap for any fiscal year will be paid by the Adviser. Solely by way of example, if Commitments equal $350 million, the Operating Expense Cap will be equal to $2.125 million. For the avoidance of doubt, (i) the Operating Expense Cap will not apply to any fees, costs, expenses and liabilities allocable to persons investing indirectly in the Company through any Unitholder or in connection with (xxi) above, (ii) the Company will not bear the costs of any third-party valuation agent engaged solely for purposes of valuing the Portfolio Investments at each quarter end and (iii) the Operating Expense Cap will no longer apply upon the effectuation of an Exchange Listing.

The Adviser or Administrative Coordinator and/or their affiliates may advance to the Company organizational fees, costs, expenses and liabilities of the Company, including legal expenses, incurred in connection with the initial offering of Units and the formation and establishment of the Company (the “Organizational Expenses”). The Adviser or Administrative Coordinator (or such affiliate) will be reimbursed by the Company for such advanced expenses in an amount not to exceed $0.5 million. The Company will be responsible for and pay (or reimburse) the Organizational Expenses subject to the cap described in the preceding sentence. Accordingly, $0.1 million of offering expenses were charged to capital and $0.1 million of organizational costs were expensed in the period ended September 30, 2023.

Portfolio and Investment Activity

During the three months ended September 30, 2023, we invested $5.6 million across 7 portfolio companies. Investments sold or prepaid during the three months ended September 30, 2023 were de minimis.

At September 30, 2023, our portfolio consisted of 9 portfolio companies and was invested >99.9% directly in senior secured loans and <0.1% in warrants, in each case, measured at fair value.

At September 30, 2023, 100% of our income producing investment portfolio was floating rate, measured at fair value.

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

The Company conducts the valuation of its assets, pursuant to which the Company’s net asset value (the “NAV”) is determined, at all times consistent with GAAP and the 1940 Act. The Board will (1) periodically assess and manage valuation risks; (2) establish and apply fair value methodologies; (3) test fair value methodologies; (4) oversee and evaluate third-party pricing services, as applicable; (5) oversee the reporting required by Rule 2a-5 under the 1940 Act; and (6) maintain recordkeeping requirements under Rule 2a-5.

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

Leverage

The Company is required to comply with the asset coverage requirements of the 1940 Act. The Company expects to employ leverage and otherwise expects to incur indebtedness with respect to its portfolio both on a recourse and non-recourse basis (including and potentially through guarantees, derivatives, forward commitments and reverse repurchase agreements), but will not exceed the maximum amount permitted by the 1940 Act. The Company is generally permitted, under specified conditions, to issue senior securities in amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after such issuance. In connection with the organization of the Company, the Adviser, as the initial Unitholder, has authorized the Company to adopt the 150% asset coverage ratio. In connection with their subscriptions for Units, our Unitholders are required to acknowledge the Company’s ability to operate with an asset coverage ratio that may be as low as 150%. The Company (either directly or through a wholly-owned subsidiary) may borrow under a commitment-based subscription credit facility and/or a revolving credit facility that is secured by the Company’s assets and, as a result, the Company will be exposed to the risks of leverage, which may be considered a speculative investment technique. See “Financial Condition, Liquidity and Capital Resources Debt” below for more information regarding the Company’s commitment-based subscription credit facility. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to the Adviser, will be borne by our Unitholders. As of September 30, 2023, the Company had $5.7 million of senior securities, for an asset coverage ratio of 195.4%.

Subsidiaries

If we form a wholly-owned subsidiary through which we make any investments, we expect such subsidiary would be organized as a corporation or limited liability company and would not be registered under the 1940 Act. Such subsidiaries may be formed to obtain favorable tax benefits or to obtain financing on favorable terms due to their bankruptcy-remote characteristics. The Board has oversight responsibility for the Company’s investment activities, including the Company’s investment in any subsidiary, and the Company’s role as sole stockholder of any subsidiary. To the extent applicable to the investment activities of a subsidiary, the subsidiary would follow the same compliance policies and procedures as the Company. The Company would “look through” any such subsidiary to determine compliance with its investment policies, and would generally expect to consolidate any such wholly-owned subsidiary for purposes of the Company’s financial statements and compliance with the 1940 Act. Furthermore, the Company intends to comply with the current requirements under the Code and U.S. Treasury regulations for income derived from the Company’s investment in the subsidiary to be treated as “qualifying income” from which a RIC must derive at least 90% of its annual gross income.

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

Results of Operations

Results are shown for the three months ended September 30, 2023 and the period January 18, 2023 (commencement of operations) to September 30, 2023:

Investment Income

For the three months ended September 30, 2023 and the period January 18, 2023 (commencement of operations) to September 30, 2023, gross investment income totaled $0.1 million and $0.2 million, respectively.

Expenses

Expenses totaled $0.5 million and $1.2 million, respectively, for the three months ended September 30, 2023 and the period January 18, 2023 (commencement of operations) to September 30, 2023, of which $48 thousand and $59 thousand, respectively, were management fees and administration fees and $187 thousand and $341 thousand, respectively, were interest and other credit facility expenses. Administrative services, organization and other general and administrative expenses totaled $215 thousand and $774 thousand, respectively, for the three months ended September 30, 2023 and the period January 18, 2023 (commencement of operations) to September 30, 2023. Expenses generally consist of management fees, administration fees, performance-based incentive fees, administrative services fees, insurance, legal expenses, directors’ expenses, audit and tax expenses and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others.

Net Investment Loss

The Company’s net investment loss totaled $0.3 million and $1.0 million, or $2.55 and $8.17 per average unit, respectively, for the three months ended September 30, 2023 and the period January 18, 2023 (commencement of operations) to September 30, 2023.

Net Realized Loss

The Company’s investment sales and prepayments for the three months ended September 30, 2023 and the period January 18, 2023 (commencement of operations) to September 30, 2023 were de minimis. Net realized loss over the same periods was de minimis.

Net Change in Unrealized Gain

For the three months ended September 30, 2023 and the period January 18, 2023 (commencement of operations) to September 30, 2023, net change in unrealized gain on the Company’s assets totaled $17 thousand and $16 thousand, respectively. Net unrealized gain for both measurement periods was primarily due to appreciation on our investment in United Digestive MSO Parent, LLC.

Net Decrease in Unitholders’ Capital Resulting From Operations

For the three months ended September 30, 2023 and the period January 18, 2023 (commencement of operations) to September 30, 2023, the Company had a net decrease in Unitholders’ capital resulting from operations of $302 thousand and $984 thousand, respectively. For the same periods, loss per average unit was $2.42 and $8.04, respectively.

Financial Condition, Liquidity and Capital Resources

Our primary uses of cash are for (i) investments in portfolio companies and other investments to comply with certain portfolio RIC diversification requirements, (ii) the cost of operations (including paying the Adviser), (iii) debt service of any borrowings, and (iv) cash distributions to our Unitholders.

Equity

During the period January 18, 2023 (commencement of operations) to September 30, 2023, on a net basis, the Company sold and issued 337,661 common units at an average price of $19.25 per unit, for net proceeds of $6.5 million. All of our outstanding units were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. Unfunded equity capital commitments totaled $60.3 million at September 30, 2023.

Debt

Subscription Facility—On March 20, 2023, the Company established the $25 million Subscription Facility with ING Capital LLC as administrative agent and lender. The stated interest rate on the Subscription Facility is SOFR plus 2.75-3.00% and the current stated maturity date is March 20, 2025. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of September 30, 2023, there $5.7 million of borrowings outstanding under the Subscription Facility.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded for purposes of computing the asset base upon which the management fee is determined. We held a face amount of $3 million of cash equivalents as of September 30, 2023.

Contractual Obligations

We have entered into certain contracts under which we have material future commitments. We have entered into the Investment Management Agreement with the Adviser in accordance with the 1940 Act. Pursuant to the Investment Management Agreement we have entered into with the Adviser, we intend to pay the Adviser certain management and incentive fees prior to and following an Exchange Listing. Prior to an Exchange Listing, we intend to pay the Adviser, in its capacity as Administrative Coordinator, the Pre-Exchange Listing Administration Fee for administrative and coordination services. Following an Exchange Listing, the Company intends to enter into a separate administration agreement with an affiliate pursuant to which administrative services would be provided to the Company, as described further below. The Pre-Exchange Listing Administration Fee will not offset any fees paid to the Adviser. Under the Investment Management Agreement, prior to an Exchange Listing, the Administrative Coordinator may engage or delegate certain administrative functions to third parties or affiliates on behalf of the Company. The Administrative Coordinator will be responsible for all expenses of its own staff responsible for (i) certain on-going, routine, non-investment-related administrative services for the Company, (ii) the coordination of various third-party services needed or required by the Company, and (iii) certain Unitholder servicing functions.

A summary of our significant contractual payment obligations is as follows as of September 30, 2023:

Payments due by Period as of September 30, 2023 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Subscription Facility (1)	$5.7	$—	$5.7	$—	$—

(1)	At September 30, 2023, we had a total of $19.3 million of unused borrowing capacity under our Subscription Facility, subject to borrowing base limits.

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

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at September 30, 2023:

September 30, 2023
(in millions)
Cerapedics, Inc.	$2.3
Human Interest, Inc.	1.0
CVAUSA Management, LLC	0.9
Alkeme Intermediary Holdings, LLC	0.7
West-NR Parent, Inc.	0.4
Peter C. Foy & Associates Insurance Services, LLC	0.4
The Townsend Company, LLC	0.3
United Digestive MSO Parent, LLC	0.3
UVP Management, LLC	0.3
Vertos Medical, Inc.	0.2

Total Commitments	$6.8

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the respective portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of September 30, 2023, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

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

Michael S. Gross, our Chairman, Co-Chief Executive Officer and President and Bruce Spohler, our Co-Chief Executive Officer, Chief Operating Officer and board member, are managing members and senior investment professionals of, and have financial and controlling interests in, the Adviser. In addition, Shiraz Y. Kajee, our Chief Financial Officer and Treasurer serves as the Chief Financial Officer for the Adviser. The Adviser may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. For example, the Adviser presently serves as investment adviser to SLR Investment Corp., a publicly traded BDC, which focuses on investing in senior secured loans, including financing leases and to a lesser extent, unsecured loans and equity securities. In addition, Mr. Gross, our Chairman, Co-Chief Executive Officer and President, Mr. Spohler, our Co-Chief Executive Officer and Chief Operating Officer, and Mr. Kajee, our Chief Financial Officer, serve in similar capacities for SLR Investment Corp., SCP Private Credit Income BDC LLC and SLR HC BDC LLC. The Adviser and certain investment advisory affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Adviser’s allocation procedures. On June 13, 2017, the Adviser received an exemptive order that permits the Company to participate in negotiated co-investment transactions with certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to various conditions (the “Order”). If the Company is unable to rely on the Order for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although the Adviser’s investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, the Company and its Unitholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of the Adviser. In addition, we have adopted a formal code of ethics that governs the conduct of our officers and directors. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Delaware Limited Liability Company Act.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Uncertainty with respect to rising interest rates, inflationary pressures, risks in respect of a failure to increase the U.S. debt ceiling or a downgrade in the U.S. credit rating, the wars between Ukraine and Russia and health epidemics and pandemics introduced significant volatility in the financial markets, and the effects of this volatility have materially impacted and could continue to materially impact our market risks. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In a low interest rate environment, including a reduction of SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such as the current economic environment, such difference could potentially increase thereby increasing our net investment income. During the period January 18, 2023 (commencement of operations) to September 30, 2023, certain investments in our investment portfolio had floating interest rates. These floating rate investments were primarily based on floating SOFR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have floors. The Company also has revolving credit facilities that are generally based on floating SOFR. Assuming no changes to our balance sheet as of September 30, 2023 and no new defaults by portfolio companies, a hypothetical one percent decrease in SOFR on our comprehensive floating rate assets and liabilities would decrease our net investment income by approximately four cents per average unit over the next twelve months. Assuming no changes to our balance sheet as of September 30, 2023 and no new defaults by portfolio companies, a hypothetical one percent increase in SOFR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately five cents per average unit over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At September 30, 2023, we have no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in SOFR	(1.00%)	1.00%
Increase in Net Investment Income Per Unit Per Year	$(0.04)	$0.05

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2023 (the end of the period covered by this report), our management, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our management, including the Co-Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the third quarter of 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in our Form 10, which could materially affect our business, financial condition and/or operating results. The risks described in our Form 10 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than the risk factors below, there have been no material changes during the period ended September 30, 2023 to the risk factors discussed in “Risk Factors” in the Form 10.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could have a material adverse effect on us, the Adviser and our portfolio companies.

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

In the United States, SOFR is the preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. SOFR is published by the Federal Reserve Bank of New York each U.S. Government Securities Business Day, for transactions made on the immediately preceding U.S. Government Securities Business Day. Alternative reference rates that may replace LIBOR, including SOFR for USD transactions, may not yield the same or similar economic results as LIBOR over the lives of such transactions.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

There were no unregistered sales of equity securities other than those already disclosed in certain Form 8-Ks filed with the SEC.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information
Rule
10b5-1
Trading Plans
During the fiscal quarter ended September 30, 2023, none of our directors or officers (as defined in Rule
16a-1(f)
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 7, 2023.

SLR PRIVATE CREDIT BDC II LLC

By:	/s/ MICHAEL S. GROSS
Michael S. Gross Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRUCE J. SPOHLER
Bruce J. Spohler Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ SHIRAZ Y. KAJEE
Shiraz Y. Kajee Chief Financial Officer (Principal Financial and Accounting Officer)