Form 10-K
period 2023-12-31
SLR Private Credit BDC II LLC
filed 2024-02-27
CIK 1932591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER:
000-56518

SLR Private Credit BDC II LLC
(Exact name of registrant as specified in its charter)

Delaware	88-1890628
(State of formation)	(I.R.S. Employer Identification No.)

500 Park Avenue New York, NY	10022
(Address of principal executive offices)	(Zip Code)
(212)
993-1670
(Registrant’s telephone number, including area code)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
N/A	N/A	N/A
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Unit
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒
If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act). Yes ☐ No ☒
As of June 30, 2023, there was no established public market for the registrant’s units. The issuer had 647,099 units outstanding as of February 23, 2024.

Auditor Firm Id: 185	Auditor Name: KPMG LLP	Auditor Location: New York, NY

SLR PRIVATE CREDIT BDC II LLC
FORM
10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

PART I
Item 1. Business
SLR Private Credit BDC II LLC (the “Company”, “we”, “us” or “our”) was formed as a limited liability company under the laws of the State of Delaware on April 18, 2022 as a closed-end,
externally managed investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Furthermore, as the Company is an investment company, it applies the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946. In addition, for U.S. federal income tax purposes, the Company intends to elect to be treated, and intends to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a BDC and a RIC, we are required to comply with certain regulatory requirements. The Company was formed primarily to provide investors with attractive long-term returns through investments made pursuant to the investment strategy of the Company described below. SLR Capital Partners, LLC (the “Adviser” or “SLR”) serves as the Company’s investment adviser pursuant to an investment management agreement between the Company and the Adviser (as amended, restated or otherwise modified from time to time, the “Investment Management Agreement”). The fiscal year end of the Company is December 31.
The Company’s principal focus is to invest in first lien senior secured floating rate loans primarily to upper middle market leveraged companies with EBITDA between approximately $25 million and $250 million that have significant free cash flow and are in non-cyclical
industries in which the Adviser has significant experience. Sponsor Finance loans are generally expected to have a five to six year final maturity and are often repaid within three years. In addition to Sponsor Finance loans, the Company intends to invest a significant portion of its assets in Specialty Finance loans. The Company’s Specialty Finance investments will encompass asset-based lending (“ABL”) to asset-rich middle-market companies in a variety of industries, as well as to commercial finance companies, and Life Science Finance. ABL loans are secured by certain of the borrower’s assets as collateral and requires the lender to have highly specialized experience in collateral valuation and liquidation. The ABL loans are generally expected to have a five-year final maturity with a four to five-year average duration. The ABL loans are often repaid within two years. The Life Science Finance loans generally are expected to have an initial interest-only period and then straight-line amortization with a four to five year final maturity. The Company expects to primarily invest in non-investment
grade debt instruments. Securities rated below investment grade are often referred to as “leveraged loans,” “high yield” or “junk” securities, and may be considered “high risk” compared to debt instruments that are rated investment grade. The Company also expects that some of its investments will contain delayed-draw term loan type features (which is a legally binding commitment by the Company to fund additional term loans to a borrower in the future) and/or other types of unfunded commitments. The Company seeks to be a primary lender for portfolio companies by leveraging the significant capital base at SLR for co-investment
opportunities where appropriate. The Company believes many financial sponsors and individual corporate management teams are looking for a single lender to provide the entire debt financing to streamline and simplify the debt negotiation process. The Company expects to co-invest
with other vehicles managed by SLR including: (i) SLR Investment Corp. (Nasdaq: SLRC), a publicly traded BDC (“SLRC”), (ii) SCP Private Credit Income BDC LLC, a private BDC (“PCI BDC”), (iii) SLR HC BDC LLC, a private BDC (“HC BDC” and, together with SLRC and PCI BDC, the “SLR BDCs”) and (iv) various private funds and separately managed accounts (together with the SLR BDCs, the “SLR Funds”). The Company and the SLR Funds are under common control with SLR.
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
The Adviser believes the broad experience of its senior investment team enables the Adviser to successfully identify, assess and structure customized senior secured floating rate loans, and to manage potential risks and returns at all stages of the economic cycle. As an unlisted BDC, the Company is not subject to many of the regulatory limitations that govern traditional lending institutions, such as banks. This lack of regulation allows the Adviser to be more flexible than regulated lending institutions in selecting and structuring investments, adjusting investment criteria, transaction structures and, in some cases, the types of securities in which the Company is expected to invest. The Adviser believes financial sponsors and management teams see this flexibility as a benefit, making it an attractive financing partner. The Adviser believes that this approach is likely to enable it to procure attractive investment opportunities throughout the economic cycle so that it can make investments consistent with its stated investment objective even during turbulent periods in the capital markets.

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
Under normal circumstances, the Company will invest at least 80% of its total assets (defined for purposes of this policy as net assets plus borrowings for investment purposes) after the Company’s portfolio is fully ramped-up
in private credit investments (which the Company defines as loans, bonds, preferred stock and other credit instruments that are issued in private offerings or issued by private companies). If the Company changes this 80% test, the Company will provide shareholders with at least 60 days’ prior notice of such change.
The Adviser seeks to create a predominantly floating rate investment portfolio for the Company. For the avoidance of doubt, any investment guidelines discussed in this annual report apply to a fully ramped-up
portfolio of investments (i.e., after the Company has invested substantially all of the capital available to the Company in accordance with the Company’s investment strategy) and are based on total available capital including unfunded equity commitments from the holders (“Unitholders”) of the Company’s units (“Units”) and total expected leverage, as reasonably determined by the Adviser. There is no guarantee that the Adviser will achieve any investment guidelines discussed in this annual report, or that even if achieved, an investment in the Company will result in gains to an investor. The Company will not be required to take any action (including unwinding or liquidating any position) in the event that such guideline is exceeded subsequent to the investment date, whether as a result of changes in the market value of the Company’s portfolio or otherwise.
The Adviser — SLR Capital Partners, LLC
SLR Capital Partners, LLC serves as the Company’s investment adviser pursuant to the Investment Management Agreement. Subject to the overall supervision of the Company’s Board of Directors (the “Board”), the Adviser is responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring the Company’s portfolio companies on an ongoing basis through a team of investment professionals. The managing members of the Adviser are Michael Gross and Bruce Spohler. The Adviser has established an Investment Committee that is dedicated to the Company, which is currently comprised of Michael Gross, Bruce Spohler, Krishna Thiyagarajan, Philip Guerin, Mitchell Soiefer, Cedric Henley and Anthony Storino (the “Investment Committee”).
The Board of Directors
Overall responsibility for the Company’s operations rests with the Board. The Board is responsible for overseeing the Adviser and other service providers in our operations in accordance with the provisions of the 1940 Act, applicable provisions of state and other laws, and the Limited Liability Company Agreement of the Company (as amended, restated or otherwise modified from time to time, the “LLC Agreement”). The Board currently consists of five members, three of whom are not “interested persons” of the Company as defined in Section 2(a)(19) of the 1940 Act. The Company refers to these individuals as our independent directors. The Board elects officers, who serve at the discretion of the Board. The responsibilities of each director include, among other things, the oversight of investment activities, the quarterly valuation of assets and oversight of financing arrangements. The Board has established an audit committee and a nominating and corporate governance committee and may establish additional committees in the future.
Investment Management Agreement
Subject to the overall supervision of the Board, the Adviser manages the investments of, and provide certain services to, the Company pursuant to the Investment Management Agreement, including providing overall investment management services to the Company in accordance with the LLC Agreement and in accordance with the 1940 Act, including without limitation:

(i)	sourcing, structuring, negotiating, underwriting, performing diligence, originating and disposing of investments of the Company;

(ii)	making all investment decisions for the Company;

(iii)	servicing investments of the Company including, without limitation, monitoring the investments and the creditworthiness of all issuers, developing and executing work out strategies where applicable;

(iv)
overseeing the placement of purchase and sale orders on behalf of the Company, including, without limitation, realization of the Company’s assets during a wind down and/or liquidation of the Company’s affairs (unless otherwise provided in the LLC Agreement);

(v)	undertaking certain compliance-related activities in respect of the Company in accordance with the Company’s investment objective;

(vi)	providing good faith recommendations for valuations of Company investments for which market quotes are not readily available pursuant to the LLC Agreement;

(vii)	voting proxies, exercise rights, options, warrants, conversion privileges, and redemption privileges, and tender securities pursuant to a tender offer;

(viii)
entering into agreements and executing any documents (including, but not limited to, any loan or credit facility agreements), including without limitation, any market and/or industry standard documentation and standard representations contained therein; and

(ix)	providing periodic and special reports to the Company as requested.
The Company engages or otherwise transacts with, and expects that its special-purpose vehicles (such as special-purpose vehicles used for credit facilities or tax blockers) in which it may invest will engage or otherwise transact with, one or more Service Providers in connection with its investment process, including in respect of Portfolio Investments. “Service Providers” include consultants (including in connection with the acquisition, management and disposition of Portfolio Investments), advisors, transaction finders or sources, operating partners, loan and other servicers, loan and other originators, property and other asset managers, investment bankers, valuation agents, pricing service providers, legal counsel, appraisers, industry or sector experts, joint venture partners and development partners, contract employees, outside legal counsel and/or temporary employees (as well as employees of any of the foregoing), whether working onsite or offsite. Any fees, costs, expenses and liabilities incurred in connection with services provided by Service Providers will be borne (directly or indirectly) by the Company, subject to the cap on operating expenses, and will not offset Management Fees (defined herein), and such amounts may be substantial.
Term
Unless earlier terminated as described below, the Investment Management Agreement will remain in effect for a period of two years from January 27, 2023, the date it first became effective, and will remain in effect from year-to-year
thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the independent directors, in accordance with the requirements of the 1940 Act.
The Investment Management Agreement will automatically terminate in the event of its “assignment” within the meaning of the 1940 Act and related Securities and Exchange Commission (“SEC”) guidance and interpretations. In accordance with the 1940 Act, without payment of any penalty, we may terminate the Investment Management Agreement with the Adviser upon 60 days’ written notice. In addition, without payment of any penalty, the Adviser may generally terminate the Investment Management Agreement upon 60 days’ written notice.
Notwithstanding the foregoing, at any time during the term of the Investment Management Agreement, the Adviser may assign the full and exclusive authority and responsibility granted to it under the Investment Management Agreement to an investment adviser under common control with the Adviser, subject to applicable law. The Adviser may take any actions that are necessary or incidental to any such assignment, including assigning the Investment Management Agreement or causing the Company to enter into a new Investment Management Agreement. It is expected that (x) any new investment adviser would be a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), (y) the management fee and incentive fee payable by the Company to such entities would be identical to that payable to the Adviser and (z) certain of the investment professionals would continue to be responsible for managing the Company’s assets.
Removal of Adviser
Pursuant to the 1940 Act, the Adviser may be removed by the Board or by the affirmative vote of a Majority of the Outstanding Units upon 60 days’ written notice. “Majority of the Outstanding Units” means the lesser of (1) 67% or more of the outstanding Units present, if the holders of more than 50% of the outstanding Units are present or represented by proxy or (2) a majority of outstanding Units.

Compensation of Adviser
Pursuant to the Investment Management Agreement we have entered into with the Adviser, we pay the Adviser certain management and incentive fees prior to and will pay following an Exchange Listing. Prior to an Exchange Listing, we pay the Adviser, in its capacity as Administrative Coordinator, an administration fee for administrative and coordination services, each as defined and described further below. Following an Exchange Listing, we intend to enter into a separate administration agreement with an affiliate pursuant to which administrative services would be provided to the Company, as described further below. The cost of the base management fee, the incentive fee and the administration fee will ultimately be borne by our Unitholders.
Management Fees
The Company pays the Adviser a management fee prior to an Exchange Listing (as the same may be adjusted pursuant to the LLC Agreement and the Investment Management Agreement, the
“Pre-Exchange
Listing Management Fee”) and a management fee following an Exchange Listing (as the same may be adjusted pursuant to the LLC Agreement and the Investment Management Agreement, the “Post-Exchange Listing Management Fee” and, together with the
Pre-Exchange
Listing Management Fee, the “Management Fee”). For the avoidance of doubt, the change from paying the Adviser the
Pre-Exchange
Listing Management Fee to the Post-Exchange Listing Management Fee will be automatically effective at a time prior to an Exchange Listing to be determined in the sole discretion of the Board. The Management Fee will be payable quarterly in arrears, as follows:

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

The Management Fee will be appropriately adjusted for any stub period. The Adviser may arrange for the Company to direct to a placement agent any portion of the Incentive Fee (as defined below) which the Adviser is owed for purposes of paying any placement fee that the Adviser owes to such placement agent.
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
Incentive Fee
Distributions
. Prior to an Exchange Listing, the Company makes distributions out of two categories: Current Proceeds and Disposition Proceeds (collectively referred to as “Investment Proceeds”). “Disposition Proceeds” means all amounts received by the Company upon the disposition of an investment, including full or partial repayments or amortization of principal (but excluding Current Proceeds). “Current Proceeds” means all proceeds from investments, including interest income, fee income, prepayment fees and exit fees, other than Disposition Proceeds, less Company expenses. The Adviser apportions each Unitholder’s pro rata share of Investment Proceeds between Disposition Proceeds and Current Proceeds.
Pre-Exchange
Listing Incentive Fee
. Prior to an Exchange Listing, and subject to availability, the Company will cause distributable cash to be distributed to Unitholders and to be paid to the Adviser as an incentive fee (the
“Pre-Exchange
Listing Incentive Fee”). Amounts of Investment Proceeds apportioned to Unitholders are divided between and distributed to Unitholders, on the one hand, and the Adviser, on the other hand, in the following amounts and order of priority:

(i) Disposition Proceeds apportioned to Unitholders shall be divided between and distributed to Unitholders, on the one hand, and paid to the Adviser as a
Pre-Exchange
Listing Incentive Fee, on the other hand, in the following amounts and order of priority:
(A) First, Return of Capital Contributions: 100% to such Unitholder until such Unitholders has received cumulative distributions of Investment Proceeds pursuant to this clause (A) equal to such Unitholder’s total capital contributions to the Company (including amounts contributed to pay
Pre-Exchange
Listing Management Fees,
Pre-Exchange
Listing Administration Fees, Organizational Expenses (as defined below) and other Company expenses);
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
In no event will the Adviser receive amounts attributable to Disposition Proceeds that, as of any distribution or payment date, exceeds 20% of cumulative realized capital gains net of all cumulative realized capital losses and unrealized capital depreciation.
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
(B) Second, Adviser Catch Up: Second, 100% of all remaining Current Proceeds to the Adviser as a
Pre-Exchange
Listing Incentive Fee until the Adviser has received payments of Investment Proceeds with respect to Unitholders pursuant to this clause (B) and clause (i)(C) above equal to 10% of the total amounts due to Unitholders and earned by the Adviser pursuant to clause (A) above and this clause (B) and pursuant to clause (i)(B) and clause (i)(C) above; and
(C) Third, 90%/10%: Thereafter, 90% of all remaining Current Proceeds to Unitholders and 10% of all remaining Current Proceeds to the Adviser as a
Pre-Exchange
Listing Incentive Fee.
In no event will the Adviser receive amounts of
Pre-Exchange
Listing Incentive Fees under clause (ii)(B) and (ii)(C) above in excess of the percentage of the Current Proceeds actually distributed to Unitholders pursuant to clause (ii)(A), (ii)(B) and (ii)(C) above.

Post-Exchange Listing Incentive Fee
. Following an Exchange Listing, the Company will pay an incentive fee to the Adviser consisting of two parts, as described below (the “Post-Exchange Listing Incentive Fee”). For the avoidance of doubt, the change from paying the Adviser the
Pre-Exchange
Listing Incentive Fee to the Post-Exchange Listing Incentive Fee will be automatically effective at a time prior to an Exchange Listing to be determined in the sole discretion of the Board.

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
Capital Gains Fee
. The second part of the Post-Exchange Listing Incentive Fee, the “Capital Gains Fee”, will be determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement as set forth below), commencing as of the end of the first fiscal year in which the change from paying the Adviser the
Pre-Exchange
Listing Incentive Fee to the Post-Exchange Listing Incentive Fee is made, and will equal 20.0% of the Company’s realized capital gains, if any, on a cumulative basis through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation as of each fiscal year end, less the amount of any previously paid capital gain Post-Exchange Listing Incentive Fees, with respect to the Company; provided that the Post-Exchange Listing Incentive Fee determined as of the end of the fiscal year in which the change from paying the Adviser the
Pre-Exchange
Listing Incentive Fee to the Post-Exchange Listing Incentive Fee is made will be calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation. In the event that the Investment Management Agreement will terminate as of a date that is not a calendar year end, the termination date will be treated as though it were a calendar year end for purposes of calculating and paying a Capital Gains Fee.
Incentive Fee Waiver and Recoupment
.
The Adviser will have the right to waive or reduce, in its sole discretion, as well as recoup in a subsequent period, all or any portion of the
Pre-Exchange
Listing Incentive Fee or Post-Exchange Listing Incentive Fee that would otherwise be earned in any particular calendar quarter, and may cause any or all amounts subsequently available for distribution to the Unitholders to be distributed to the Adviser until it has received the same aggregate amount of
Pre-Exchange
Listing Incentive Fees or post-Exchange Listing Incentive Fees had it not previously waived receipt of such
Pre-Exchange
Listing Incentive Fees or Post-

Exchange Listing Incentive Fees. Any such
Pre-Exchange
Listing Incentive Fees or Post-Exchange Listing Incentive Fees may be recouped by the Adviser in a future calendar quarter within three years of the date of the applicable waiver of the
Pre-Exchange
Listing Incentive Fee or Post-Exchange Listing Incentive Fee and any such recoupment would be conditioned on the Company’s expense ratio at the time of recoupment, but after giving effect to the recoupment, being equal to or less than the expense ratio at the time of the waiver. The Adviser does not have a current intention to waive any
Pre-Exchange
Listing Incentive Fee or Post-Exchange Listing Incentive Fee.
The Adviser will be entitled to withhold from any distributions, in its discretion, any required tax withholdings. Amounts of taxes paid or withheld from amounts otherwise distributable to a Unitholder will be deemed distributed for purposes of the calculations above.
The Adviser may arrange for the Company to direct to a placement agent any portion of the
Pre-Exchange
Listing Incentive Fee or Post-Exchange Listing Incentive Fee which the Adviser is owed for purposes of paying any placement fee that the Adviser owes to such placement agent.
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
Limitation of Liability and Indemnification
The Investment Management Agreement provides that the Adviser (which includes, for all purposes of this paragraph, its members, principals, officers, managers, investors, employees and other representatives and agents and entities controlling, controlled by or under common control with the Adviser) will not be liable to the Company or to the Unitholders for any loss suffered by the Company or the Unitholders which arises out of any action or inaction of the Adviser taken or made by the Adviser in good faith and in the belief that such action or inaction is in or is not contrary to the best interests of the Company, except for any loss resulting from fraud, willful misfeasance, gross negligence or reckless disregard of the duties of the Adviser in the conduct of the Adviser’s office, and except as otherwise required by applicable law. In addition, the Company will indemnify and hold harmless the Adviser, to the fullest extent permitted by applicable law, against any loss resulting from claims or threatened claims with respect to the Adviser’s performance or non-performance
of its obligations pursuant to the Investment Management Agreement, except for any such loss resulting from fraud, willful misfeasance, gross negligence or reckless disregard of duties of the Adviser in the conduct of the Adviser’s office.

Adviser Clawback
Prior to an Exchange Listing, and in connection with the liquidation of the Company, the Adviser will be required to restore funds to the Company for distribution to the Unitholders if and to the extent that the Adviser has received cumulative
Pre-Exchange
Listing Incentive Fees in excess of the
Pre-Exchange
Listing Incentive Fees that would have been payable to the Adviser if the formulas set forth under “
— Compensation of Adviser —
Incentive Fee
” above were applied on an aggregate basis covering all transactions of the Company; provided, however, that in no event will the Adviser be required to contribute an aggregate amount in excess of 100% of the net amount distributed to the Adviser (net of taxes) on account of its
Pre-Exchange
Listing Incentive Fees. In addition, the Adviser will apply an interim
Pre-Exchange
Listing Incentive Fee adjustment at the end of each fiscal year so that, in the event of any over-distribution of
Pre-Exchange
Listing Incentive Fee to the Adviser (measured with respect to each Unitholder at the end of the applicable fiscal year as if the Company were to liquidate on such date), future distributions that would, absent such interim incentive fee adjustment, otherwise be distributed to the Adviser as a
Pre-Exchange
Listing Incentive Fee, shall be distributed to such Unitholder until such over-distribution (net of taxes payable by the Adviser with respect to such
Pre-Exchange
Listing Incentive Fee) has been eliminated.
Board Approval of the Investment Management Agreement
The Board held a virtual meeting on August 2, 2022 to consider and approve the Investment Management Agreement and related matters. In reliance on certain exemptive relief provided by the SEC, the Board ratified the approval of the Investment Management Agreement at its next in-person
meeting held on November 6, 2023. In its consideration of the approval of the Investment Management Agreement, the Board considered, among other things:

•	The nature, extent and quality of advisory and other services proposed to be provided by SLR, and concluded that such proposed advisory and other services are satisfactory;

•
The experience and qualifications of the personnel expected to provide such proposed advisory and other services, including information about the backgrounds of the investment personnel, the allocation of responsibilities among such personnel and the proposed process by which investment decisions are made, and concluded that the investment personnel of SLR have extensive experience and are well qualified to provide the proposed advisory and other services to the Company;

•
The proposed fee structure, the existence of any proposed fee waivers, and the Company’s anticipated expense ratios in relation to those of other investment companies having comparable investment policies and limitations, and concluded that the proposed fee structure is reasonable;

•
The proposed advisory fees charged by SLR to the Company and comparative data regarding the advisory fees charged by other investment advisers to BDCs with similar investment objectives, and concluded that the proposed advisory fees charged by SLR to the Company are reasonable;

•
The anticipated direct and indirect costs, including for personnel and office facilities, that are incurred by SLR and its affiliates in performing services for the Company and the basis of determining and allocating these anticipated costs, and concluded that the anticipated direct and indirect costs, including the allocation of such anticipated costs, are reasonable;

•
Possible economies of scale arising from the Company’s size and/or anticipated growth, and the extent to which such economies of scale are reflected in the proposed advisory fees to be charged by SLR to the Company, and concluded that some economies of scale may be possible in the future;

•	Other possible benefits to SLR and its affiliates arising from their relationships with the Company, and concluded that all such other benefits were not material to SLR and its affiliates; and

•	Possible alternative fee structures or bases for determining fees, and concluded that the Company’s current proposed fee structure and bases for determining fees are satisfactory.
Based on the information reviewed and the factors detailed above, the Board, including a majority of the directors who are not “interested persons” as defined in the 1940 Act, considered whether the proposed fees payable to SLR pursuant to the Investment Management Agreement are reasonable, and comparable to the fees paid by other management investment companies with similar investment objectives, in relation to the services to be provided. The Board did not assign relative weights to the above factors or the other factors considered by it. Individual members of the Board may have given different weights to different factors.

Administration Services
Pre-Exchange
Listing
. Prior to an Exchange Listing, pursuant to the Investment Management Agreement, the Adviser was appointed to provide administrative and coordination services to the Company (in such capacity, the “Administrative Coordinator”). The Administrative Coordinator supervises or provides the Company’s administrative services, including operational trade support, net asset value (“NAV”) calculations, financial reporting, fund accounting, registrar and transfer agent services. The Administrative Coordinator provides assistance to the Adviser in connection with communicating with investors and other persons with respect to the Company. The Administrative Coordinator will not provide any investment advisory or investment management services to the Company. In the event that the Administrative Coordinator is terminated or resigns as the administrative coordinator to the Company, the Company reserves the ability to appoint one or more different or replacement administrative coordinators in its sole discretion at any time without notice to the Unitholders. Pursuant to the Investment Management Agreement, the Company pays the Administrative Coordinator the
Pre-Exchange
Listing Administration Fee for its services. See “—
Administration Fees and Expenses
.”
The Investment Management Agreement contains limitations on liability and indemnifications in favor of the Administrative Coordinator, provided that the Administrative Coordinator’s actions do not constitute fraud, bad faith, gross negligence or willful misconduct (collectively, “Wrongful Conduct”). The Administrative Coordinator’s liability to the Company is subject to an overall cap (except where the Administrative Coordinator has engaged in Wrongful Conduct). In the event that the Administrative Coordinator is terminated or resigns as the administrative coordinator to the Company, the Board reserves the ability to appoint one or more different or replacement administrative coordinators in its sole discretion at any time without notice to the Unitholders, or to assume the Administrative Coordinator’s role on the same or similar terms in providing administration services to the Company.
Our Board will approve the engagement of the Administrative Coordinator on an annual basis. In connection with such approval, the Board, including a majority of independent directors, reviews the engagement of the Administrative Coordinator to determine that the relevant provisions of the Investment Management Agreement are carried out satisfactorily and to determine, among other things, whether the fees payable to the Administrative Coordinator are reasonable in light of the services provided. The Board also considers the possibility of obtaining such services from a different third party and whether any other third party service provider would be capable of providing all such services at comparable cost, quality and timeliness.
Post-Exchange Listing
. As described above, in connection with an Exchange Listing, and subject to Board approval, the Company intends to enter into an administration agreement with SCM pursuant to which SCM will provide administrative services to the Company. For providing these services, facilities and personnel, the Company will reimburse SCM for the Company’s allocable portion of overhead and other expenses incurred by SCM in performing its obligations under the administration agreement.
Payment of Our Expenses under the Investment Management Agreement
The Company (directly or indirectly) bears:

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

(ii)
all fees, costs, expenses and liabilities related to any audits or agreed upon procedures, tax forms and return preparations and filings, custodian and bank fees and expenses, fund accounting, administrator services, financial statement preparation and reporting, web services for the benefit of Unitholders, delivery costs and expenses in connection with reporting obligations and communications and compliance services;

(iii)
all fees, costs, expenses and liabilities relating to insurance policies (including director and officer liability insurance) maintained by or for the Company, including in respect of Portfolio Investments and/or personnel of the Adviser, the Administrative Coordinator and their affiliates;

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

(xi)
all taxes, fees, penalties and other governmental charges levied against the Company (see “
Certain U.S. Federal Income Tax Considerations
” below) and all fees, costs, expenses, penalties and liabilities related to tax compliance;

(xii)
all fees, costs, expenses and liabilities of the Company’s legal counsel related to extraordinary matters, including expenses for any dispute resolution (including litigation and regulatory-related legal expenses);

(xiii)
all fees, costs, expenses and liabilities relating to legal, governance and regulatory compliance and filings, including filings to register the Company under the Securities Exchange Act of 1934 (the “1934 Act”), to make an election to be regulated as a BDC, and any other securities law filings;

(xiv)	all fees, costs, expenses and liabilities related to the Company’s indemnification or contribution obligations;

(xv)	all fees, costs, expenses and liabilities for subscription services (to the extent such subscription is required by a placement agent);

(xvi)	any required regulatory filings and related legal fees;

(xvii)	all fees, costs, expenses and liabilities of liquidating the Company;

(xviii)	transfer agent services;

(xix)	any other fees, costs, expenses and liabilities not specifically assumed by the Adviser or the Administrative Coordinator.

(xx)
all fees, costs, expenses and liabilities of the independent directors, including resources retained by the independent directors, or on their behalf, while representing and/or acting on behalf of all Unitholders; and

(xxi)	all fees, costs, expenses and liabilities related to an Exchange Listing (including any transactions effectuated in connection therewith) or other business combination.
In addition, prior to an Exchange Listing, the aggregate amount of the operating expenses relating to Unitholders investing directly in the Company set forth in clauses (ii)-(iv) and the operating expenses included in sub-clauses
(xiii) and (xvi) related to U.S. regulatory bodies above borne by the Company (directly or indirectly) will not exceed the following limits in any fiscal year: (A) if the Company has less than or equal to $400 million in Commitments, an amount equal to the sum of (x) the product of the Commitments and 0.0025 and (y) $1.25 million, or (B) if the Company has greater than $400 million in Commitments, $2.25 million (such figure, the “Operating Expense Cap”, which term shall in no case include any fees, costs, expenses, or liabilities, in each case, included within Management Fees,
Pre-Exchange
Listing Administration Fees, or Company Organization Expenses (as defined below)). Any amount in excess of the Operating Expense Cap for any fiscal year will be paid by the Adviser. Solely by way of example, if Commitments equal $350 million, the Operating Expense Cap will be equal to $2.125 million. For the avoidance of doubt, (i) the Operating Expense Cap will not apply to any fees, costs, expenses and liabilities allocable to persons investing indirectly in the Company through any Unitholder or in connection with (xxi) above, (ii) the Company will not bear the costs of any third-party valuation agent engaged solely for purposes of valuing the Company’s portfolio investments at each quarter end and (iii) the Operating Expense Cap will no longer apply upon the effectuation of an Exchange Listing.
The Company is responsible for and pays all legal expenses, accounting and other expenses incurred in connection with the formation and establishment of the Company (the “Organizational Expenses”) and all costs and expenses incurred in connection with the offer and sale of Units, including, but not limited to: (i) legal fees pertaining to Units offered for sale (including, but not limited to, the preparation and review of any placement agreements, our Amended and Restated Private Placement Memorandum, subscription agreements, side letters, marketing materials and any Form D filings); (ii) SEC and state registration fees, if any; and (iii) any costs of printing and mailing to prospective investors, or filing with the SEC or any states, any initial offering materials (“Offering Expenses” and, together with Organizational Expenses, “Company Organization Expenses”). If such Company Organization Expenses were initially paid by the Adviser, the Administrative Coordinator and/or their affiliates on behalf of the Company, the Company shall reimburse the Adviser, the Administrative Coordinator or such Affiliate for such Company Organization Expenses actually paid on its behalf. The Adviser or Administrative Coordinator (or such affiliate) shall be reimbursed by the Company for such advanced expenses in an amount not to exceed $500,000. The Company is responsible for and pays (or reimburses) the Adviser, the Administrative Coordinator or any affiliate) for Company Organization Expenses subject to the cap described in the preceding sentence. The Company records expenses directly related to its organization as incurred. Organization expenses incurred in 2023 totaled $0.1 million. The Company records expenses related to the offering costs as a charge to capital upon the sale of units. Offering costs incurred through December 31, 2023 totaled $0.1 million.
Placement Agreement
The Company has retained certain third parties to find potential investors (i.e., a “placement agent”). If an investor purchases Units through a placement agent, the Adviser may be subject to finder-related fees, the arrangements of which are set forth in detail in our Amended and Restated Private Placement Memorandum.
Use of Name
Pursuant to the LLC Agreement, SLR has granted us a
non-exclusive
license to use the name “SLR Private Credit BDC II LLC” as the name of the Company and in connection with the marketing and operation of the Company. We have a right to use the “SLR Private Credit BDC II LLC” name for so long as the Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “SLR Private Credit BDC II LLC” name or logo.
Investment Approach
The U.S. middle-market presents a large and compelling opportunity set for direct lenders. The combination of rising interest rates, geopolitical risks, and the increasing likelihood of a recession has resulted in repricing of risk, more compelling valuations, and a more conservative approach by lenders. The Company’s portfolio will consist of floating rate, first-lien senior secured loans, which have interest rates that typically reset monthly or quarterly. Additionally, private equity firms remain flush with capital, the Adviser expects them to continue deploying into the recession-resilient industries where we focus. Direct lenders have gained market share over traditional banks and securities firms operating in the broadly syndicated loan market, emerging as the financing partner of choice for many private equity sponsors due to their speed to commitment, certainty of execution, and flexibility. More than ever, private equity sponsors and management teams value lenders with experience across a wide range of asset classes and specializations. With its specialty lending verticals, we believe the Adviser is well equipped in this regard.
SLR’s Sponsor Finance vertical, specifically, is benefiting from banks’ retrenchment from private financings, and sponsors’ and management teams’ increasing preference to partner with direct lenders during a time when sponsors have access to substantial liquidity. The recent market turmoil and indicators of a coming recession have resulted in a widening of yields in the syndicated bank loan market, which translates into better pricing at lower leverage in the private debt market. SLR’s Sponsor Finance team has a vast and diversified origination network of over 200 sponsors with whom SLR has transacted. They proactively mine this network to source compelling investment opportunities in resilient businesses operating in non-cyclical
industries, such as business services, insurance brokerage, and healthcare. These sectors remain attractive targets for capital formation in the current market environment, and SLR’s patient, relationship-based partnership approach makes SLR a particularly compelling financing provider during periods of market volatility.
As a result of the niche experience required, the ABL and Life Science Finance markets are less competitive than Sponsor Finance. SLR’s teams across each of these Specialty Finance verticals are competing with only a handful of lenders. Market and economic disruptions create opportunities and improved loan terms for these businesses.
SLR’s ABL team’s competition is limited due to the highly specialized skills and experience needed to evaluate, monitor, and monetize collateral. Historically, SLR’s ABL business has outperformed during periods of market volatility, industry dislocations, and economic contraction. Borrowers who are asset-rich but have cash flows pressured by rising rates and slowing demand are forced to raise capital backed by liquid collateral. The SLR team’s deep, 20+ average years of experience in valuing collateral, gives SLR an advantage in underwriting deals that are backed by strict borrowing bases against the assets of the company. We expect this segment to see heightened demand for capital in the coming years.

SLR’s ABL team that underwrites loans to commercial finance companies particularly benefits in the recent economic conditions due to a complexity premium related to the extensive financial, portfolio and industry due diligence experience needed when evaluating lending against a portfolio of commercial finance assets.
In life science,
COVID-19
has accelerated the need for novel drugs and devices, bolstering venture capital activity and ultimately reinforcing the need for Life Science Finance. This asset class is driven by venture capital formation and is traditionally uncorrelated to economic disruptions. These borrowers have significant equity cushion with strong venture capital backing. The low loan-to-values
in this asset class, which are often less than 25%, provide significant downside protection.
Growth in direct lending opportunity set driven by secular tailwinds
:

•	Reduced bank participation in U.S. loans : Regulatory changes have caused a steep retrenchment of banks from participating in the U.S. leveraged loan market.

•
Increased percentage of middle-market direct lending transactions above $200 million
: A greater portion of upper middle-market borrowers are increasingly accessing the private markets instead of the syndicated markets to raise capital.

•	Private credit as an increasing percentage of total credit markets : Private credit continues to gain market share as borrowers favor the flexibility and certainty of execution.
Highly favorable industry dynamics:

•
Private equity liquidity creates opportunities to deploy debt capital
: Capital continues to flow more rapidly into private equity funds than it does into private credit funds, furthering a supply/demand imbalance, which should favor direct lenders.

•
Sponsors increasingly prefer to partner with private lenders
: We believe there is a growing desire by sponsors and management teams to partner with private lenders with demonstrated track records and specialized investment experience, versus accessing the syndicated markets to raise capital. Private lenders tend to operate with enhanced speed and certainty versus syndicate lenders, especially when market conditions are unstable (i.e., during the
COVID-19
pandemic). In addition, private lenders can work with sponsors to achieve mutual economic objectives (i.e., more favorable call features, maintenance covenants, etc.) when structuring terms. Private lenders are generally prepared to fund loans on more flexible terms than banks, and can quickly fund incremental financings and add-ons.
We expect lenders to be able to negotiate more favorable loan terms as borrowers continue to favor private financing markets over the broadly syndicated loan (“BSL”) market.

Attractiveness of upper middle-market cash flow loans:

•	Directly originated middle-market loans continue to present an attractive relative value compared to liquid leveraged loans:

•
Due diligence
: When underwriting middle-market loans, investment managers can employ a “private equity-style” approach to conducting due diligence, versus investors in a BSL who often participate in a single syndication meeting.

•
Borrower EBITDA
: We believe that lenders to middle-market companies, typically with $25 million to $250 million of EBITDA per the Adviser’s current opportunity set, generally have better access to borrower management/information and the ability to structure loans more attractively, versus lenders in the BSL market, where companies typically have $250 million or more of EBITDA.

•	Covenants : Lenders to middle-market companies directly negotiate loan terms with sponsors, while BSL covenant packages are generally structured in accordance with market norms.

•
Credit Monitoring
: Lenders to middle-market companies typically have the ability to monitor borrowers’ performance throughout the life of an investment, while, investors in BSLs typically have a limited ability to monitor borrowers.

•
Pricing
: Middle-market loans generally have higher pricing and include origination/related fees in exchange for borrower certainty. The Adviser believes that BSL pricing is generally less favorable to lenders on a risk-adjusted basis, driven predominantly by market clearing price.

•	Leverage : Borrower leverage is generally lower in middle-market loans than it is in the BSL market.

Opportunities in Specialty Finance

•
The significant allocation to higher yielding, lower risk, Specialty Finance strategies may enable the Company to generate outsized returns and lower loss rates relative to other cash flow-only direct lending funds without taking on junior capital risk. These niches are dominated by small groups of lenders with highly specialized experience. We believe pricing and loan-to-values
have remained steady and generated attractive risk-adjusted returns over recent years.

•
Asset-Based Lending
: This niche requires highly specialized, differentiated experience in collateral valuation and liquidation capabilities. Banks have largely retreated from the sector, often unwilling to perform the analysis needed to determine liquidation values of collateral supporting each loan. Generalist private lenders are not structured to manage the high-touch nature of ABL clients.

•	Life Science Finance : The specialized expertise required to evaluate life science loan opportunities limits the number of competitors focused on this industry.
Investment Guidelines
The Company has a broad, flexible investment mandate, and the Company will not be subject to any investment guidelines, limitations or restrictions other than as set forth below. Interpretation of the application of the guidelines described below will be made by the Adviser in its sole discretion, and any guideline generally will be measured, if applicable, at the time such investment is made based upon good faith estimates using data known to the Adviser at such time. The Company will not be required to take any action (including unwinding or liquidating any position) in the event that such guideline is exceeded subsequent to the investment date, whether as a result of changes in the market value of the Company’s portfolio or otherwise.
The Company uses reasonable best efforts to achieve the guidelines set forth herein. For purposes of such guidelines, the Company’s “total portfolio” will equal the total amount of Commitments plus the Company’s total expected leverage, as reasonably determined by the Adviser. In addition, the Adviser may consider the impact of hedging transactions, and of cash and cash equivalents in the portfolio, in applying the below guidelines:

•	at least 85% of the Company’s total portfolio will be comprised of secured loans;

•	at least 80% of the Company’s total portfolio will be comprised of floating rate loans;

•
no more than 20% of the Company’s total portfolio will consist of loans to lower middle market
(i.e.
, EBITDA below $15 million) corporate borrowers (
provided
,
however
, that such guideline will not apply to Life Science Finance, ABL and software/technology companies financed on a recurring revenue basis);

•
the Company will take no more than four (4) positions greater than 7.5% of the Company’s total portfolio, and the balance of the Company’s positions will each comprise 5%, directly or indirectly, or less of the Company’s total portfolio;

•	the Company’s 10 largest positions will comprise no more than 60% of the Company’s total portfolio;

•	the Company’s portfolio will be comprised of investments in the United States and Canada, provided that up to 15.0% of the total portfolio may be outside of the United States and Canada; and

•	the target percentage of non-cash flow lending investments will be approximately 30% to 40% of the Company’s total portfolio.
Notwithstanding anything to the contrary herein, the guidelines will in no way restrict or otherwise limit the Company’s ability to acquire an investment in an issuer that is sufficiently large (as determined by the Adviser in its discretion) to enable the Company to influence or control any restructuring, work-out
and/or bankruptcy process in accordance with the Company’s investment program.
For the avoidance of doubt, these investment guidelines are not deemed to be the type of policies referenced in Section 8(b) of the 1940 Act. The foregoing guidelines will no longer be applicable upon the occurrence of an Exchange Listing.
Leverage
The Company is required to comply with the asset coverage requirements of the 1940 Act. The Company employs leverage and otherwise incurs indebtedness with respect to the portfolio both on a recourse and non-recourse
basis (including and potentially through guarantees, derivatives, forward commitments and reverse repurchase agreements), but will not exceed the maximum amount permitted by the 1940 Act. The Company is generally permitted, under specified conditions, to issue senior securities in amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after such issuance. In connection with the organization of the Company, the Adviser, as the initial Unitholder, has authorized the Company to adopt the 150% asset coverage ratio. In connection with their subscriptions for Units, our Unitholders are required to acknowledge the Company’s ability to operate with an asset coverage ratio that may be as low as 150%. The Company (either directly or through a wholly-owned subsidiary) may borrow under a commitment-based subscription credit facility and/or a revolving credit facility that is secured by the Company’s assets and, as a result, the Company will be exposed to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to the Adviser, will be borne by our Unitholders.
Subsidiaries
If we form a wholly owned subsidiary through which we make any investments, we expect such subsidiary would be organized as a corporation or limited liability company, and would not be registered under the 1940 Act. Such subsidiaries may be formed to obtain favorable tax benefits or to obtain financing on favorable terms due to their bankruptcy-remote characteristics. The Company’s board of directors has oversight responsibility for the Company’s investment activities, including the Company’s investment in any subsidiary, and the Company’s role as sole stockholder of any subsidiary. To the extent applicable to the investment activities of a subsidiary, the subsidiary would follow the same compliance policies and procedures as the Company. The Company would “look through” any such subsidiary to determine compliance with its investment policies, and would generally expect to consolidate any such wholly-owned subsidiary for purposes of the Company’s financial statements and compliance with the 1940 Act. Furthermore, the Company intends to comply with the current requirements under the Code and Treasury Regulations (defined below) for income derived from the Company’s investment in the subsidiary to be treated as “qualifying income” from which a RIC must derive at least 90% of its annual gross income.
Investment Process Overview
We are committed to our value-oriented investment philosophy, with a focus on the preservation of capital and a commitment to managing downside exposure.
Proprietary Sourcing and Origination
We believe that SLR’s senior investment professionals’ longstanding relationships with financial sponsors, corporate management teams, commercial and investment banks and other financial intermediaries provide us with a strong pipeline of proprietary origination opportunities. We believe the broad experience of SLR’s senior investment teams enables us to identify, assess and structure investments successfully. SLR’s senior originations professionals are proactive in their coverage of private equity sponsors.
We expect that the Company will benefit from SLR’s extensive experience investing in middle-market companies. The Adviser’s investment teams are expected to include SLR’s specialists in Sponsor Finance and Specialty Finance. We believe that the in-depth
experience of SLR’s investment teams in investing throughout various stages of the economic cycle provides us with access to ongoing market insights in addition to a powerful asset for investment sourcing.
SLR’s senior investment team’s strong relationship network is enhanced by the collaborative role SLR plays in the private equity industry. SLR is an independent credit platform that does not pursue traditional private equity strategies, so the Company is not expected to be seen as a competitive threat to financial sponsors seeking to acquire a company. Our ability to offer tailored solutions, certainty of capital and scale is expected to provide us with a larger pipeline. We also expect that our reputation as a constructive partner and a flexible “solutions provider” with a proven ability to evaluate highly complex situations should result in the ability to source a significant number of investment opportunities for the Company. Additionally, SLR’s investment team has a well-developed network of relationships that includes industry executives, consultants, traders, brokers, advisors, lawyers, accountants, investment bankers and other industry sources, which can result in early notification of developing investment opportunities.

Sponsor Finance (Upper Middle Market Corporate Cash Flow Lending — Sponsor Coverage):
Our cash flow origination strategy is driven by a rigorous analysis of the sectors and industries that we believe benefit from strong macroeconomic tail winds. We specifically avoid industries that are cyclical, subject to consumer discretion, exposed to commodity price fluctuations or subject to government policy “stroke of the pen” risk (
i.e.,
the risk that a change in the rules governing the
sub-sector
in which the portfolio company operates could impair the portfolio company’s financial performance). SLR’s underwriting team provides clear guidelines to SLR’s origination team on the target industries and subsectors that form our areas of focus, including software, business and financial services, and healthcare. Origination efforts are aligned to work with sponsors and management teams who have deep experience and longstanding successful track records in industries that we view as compelling. SLR further utilizes the breadth of its successful historical investment experience to continue to originate investments with sponsors in industries that have exhibited resilience in economic downturns. Our origination efforts represent a highly targeted, proactive approach to finding investments in segments consistent with our underwriting philosophy.
SLR’s investment teams work in concert with sponsors to proactively manage investment opportunities by acting as a partner throughout the investment process. SLR actively focuses on the middle-market financial sponsor community, with a particular focus on the upper-end
of the middle-market (sponsors with equity funds of $800 million to $3 billion). SLR favors such sponsors because they typically:

•	Buy larger companies with strong business franchises;

•	Invest significant amounts of equity in their portfolio companies;

•	Value flexibility and creativity in structuring their transactions;

•	Possess longer track records over multiple investment funds;

•	Have a deeper management bench;

•	Have better ability to withstand downturns; and

•	Possess the ability to support portfolio companies with additional capital.
SLR divides its coverage of these sponsors among SLR’s more senior investment professionals, who are responsible for day-to-day
interaction with financial sponsors. SLR’s coverage approach aims to act proactively, consider all investments in the capital structure, provide quick feedback, deliver on commitments, and are constructive throughout the life cycle of an investment.

Specialty Finance
•
Asset-Based Lending
: SLR employs a direct origination strategy diversified across a number of strong referral sources and partners. Boutique investment banks, loan placement shops and ABL groups typically present a high number of off-the-run
opportunities. SLR’s ABL team also has strong relationships with like-minded non-bank
lenders, which leads to a large number of highly actionable opportunities. In addition, we maintain a sizeable pipeline through targeted sponsor coverage efforts in coordination with cash flow origination opportunities. On average, hundreds of opportunities are screened each year through numerous referral relationships and only a handful of all opportunities sourced are expected to be closed and funded.
•
Life Science Finance
: SLR employs a direct origination strategy for life science investment opportunities that leverages its deep-rooted relationships and reputation established over its history. The Life Science Finance team directly generates potential investment opportunities through targeted company management contact and through venture capital and private equity sponsor coverage. Frequently, these equity investors will connect SLR to portfolio companies with non-dilutive
debt financing investment needs. SLR maintains strong relationships and frequent contact with other like-minded bank and non-bank
lenders, which lead to a large number of refinancing and new transaction opportunities. In addition, market intermediaries may connect SLR’s Life Science Finance team to many healthcare companies who have chosen to outsource the debt financing procurement process. On average, approximately 100 life science investment opportunities are screened per year through the Life Science Finance team’s multiple origination channels with expectations (based on SLR’s historical data) of approximately 10% of all opportunities sourced to be closed and funded. Since 2014 through June 30, 2022, the Life Science Finance team has invested approximately $1.8 billion. Prior to joining SLR in 2014, the Life Science Finance team originated approximately $2.1 billion of life science investments while at GE Capital.
Due Diligence
SLR’s “private equity” approach to credit investing typically incorporates extensive in-depth
due diligence often alongside the financial sponsor. In conducting due diligence, SLR uses publicly available information as well as information from the investment teams’ extensive relationships with former and current management teams, consultants, competitors and investment bankers. We believe SLR’s due diligence methodology allows SLR to screen a high volume of potential investment opportunities on a consistent and thorough basis. Furthermore, we believe that the combination of SLR’s extensive industry knowledge and relationships provide the Company a significant advantage in identifying potential risks.
SLR’s due diligence typically includes:

•	review of historical and prospective financial information;

•	review and valuation of assets, including appraisals;

•	research relating to the company’s management, industry, markets, products and services and competitors;

•	on-site visits;

•	discussions with management, employees, customers or vendors of the potential portfolio company;

•	review of material legal documents and legal issues;

•	review of third party due diligence report including quality of earnings, field exams, industry reports; and

•	background investigations on management and the company.
SLR also expects to evaluate the financial sponsor making the investment. Further, due to SLR’s considerable repeat business with sponsors, SLR’s investment team has direct experience with the management teams of many sponsors. A financial sponsor is typically the controlling shareholder upon completion of an investment and as such is considered critical to the success of the investment. The financial sponsor is evaluated using several key criteria, including:

•	investment track record;

•	industry experience;

•	capacity and willingness to provide additional financial support to the company through additional capital contributions, if necessary; and

•	reference checks.

Throughout the due diligence process, an SLR team is in frequent dialogue with the management team and sponsor of the company in which we are considering to invest to ensure that any concerns are addressed as as possible through the process, which we believe increases the likelihood that unsuitable investments are filtered out before considerable time has been invested.
Upon the completion of due diligence and a decision to proceed with an investment in a company, the investment professionals leading the investment present the investment opportunity to the Investment Committee, which then determines the initial investment. Additional due diligence with respect to any investment may be conducted on our behalf by attorneys and independent accountants prior to the closing of the investment, as well as other outside advisers, as appropriate.
General Portfolio Company Characteristics
We have identified several criteria that we believe are important in identifying and investing in prospective portfolio companies. These criteria provide general guidelines for investment decisions; however, not all of these criteria will be met by each prospective portfolio company in which we choose to invest.

•
Stable Earnings and Strong Free Cash Flow
: With our Sponsor Finance investments, we seek to invest in companies that have demonstrated strong credit fundamentals with stable earnings through economic cycles. We target companies that we believe can de-lever
through consistent generation of cash flows rather than relying solely on growth to service and repay our loans.

•
Value of Assets
: The prospective value of the assets, if any, that collateralize the loans in which we invest, is an important factor in SLR’s credit analysis, particularly for ABL. SLR’s analysis emphasizes both tangible assets, such as accounts receivable, inventory, equipment, real estate and loans and other financial assets, and intangible assets, such as intellectual property, customer lists, networks and databases. In some of our transactions, the portfolio company’s funding may be derived from a borrowing base determined by the value of the company’s assets.

•
Strong Competitive Position in Industry
: We seek to invest in target companies that have developed leading market positions within their respective markets and are well positioned to capitalize on growth opportunities. We seek companies that demonstrate significant competitive advantages versus their competitors, which we believe should help to protect their market position and profitability.

•
Diversified Customer and Supplier Base
: We seek to invest in businesses that have a diversified customer and supplier base. We believe that companies with a diversified customer and supplier base are generally better able to endure economic downturns, industry consolidation, changing business preferences and other factors that may negatively impact their customers, suppliers and competitors.

•
Experienced and Committed Management
: We generally require that portfolio companies have an experienced management team. We also require that portfolio companies have in place proper incentives to induce management to succeed and to act in concert with our interests as investors, including having significant equity interests.

•
Strong Sponsorship
: We generally aim to invest alongside other sophisticated investors. We typically seek to partner with successful financial sponsors who have historically generated high returns. We believe that investing in these sponsors’ portfolio companies enables us to benefit from their direct involvement and due diligence.

•
Exit Strategy
: We seek to predominantly invest in companies which we expect will provide multiple alternatives for an eventual exit such as an initial public offering (“IPO”), sale of company, sale of assets (ABL), refinancing of the capital structure, etc.

SLR has identified several portfolio company characteristics that are specific to the private debt asset classes comprising the Company’s strategy. They include:
Sponsor Finance Portfolio Company Characteristics

•
Expected High Recurring Cash Flows:
For our Sponsor Finance loans to upper middle market issuers, we generally seek companies that we believe will provide a steady stream of cash flow to repay our loans and reinvest in their respective businesses. We believe that such internally generated cash flow, leading to the payment of our interest and the repayment of our principal, represents a key means by which we will be able to exit from our investments over time. In addition, we also seek to invest in companies whose business models and expected future cash flows offer attractive exit possibilities. These companies include candidates for strategic acquisition by other industry participants and companies that may repay our investments through an IPO of common stock or another capital markets transaction. SLR underwrites our investments on a hold-to-maturity
basis, but expensive capital is often repaid prior to stated maturity.

•
Focus on Core
Non-Cyclical
Sectors
: We generally only invest in a few core sectors which have demonstrated historical resilience throughout economic cycles and represent a significant amount of annual U.S. private equity deal volume. These industries include software, healthcare, financial services and business services.

Specialty Finance Portfolio Company Characteristics
ABL:

•
Asset-rich companies that have limited access to traditional financing sources
: We seek to invest in middle market companies who have limited access to traditional bank financing but who have a significant asset base sufficient to repay debt through liquidation, if necessary. While companies often rely on collateral-based loans to transition financing, ABL is also used by companies seeking greater flexibility in executing their operating plans. In either case, loans are based on specific assets pledged as collateral and are structured to provide a flexible source of capital by monetizing assets on the balance sheet of the borrower.

•
Focused investment in commercial finance companies
: We seek to lend to asset-based lenders, factoring companies, leasing businesses, installment lenders, and small business lenders, and other niche lenders with strong asset quality, long-standing track records (including at prior firms) and institutional quality back offices. Borrowers typically have high growth or unique needs that are unable to attract traditional bank warehouse financing. Underlying borrowers’ portfolios range from $100 million to $1 billion. Our investment strategy avoids sectors with regulatory, headline, tail or reputational risk including predatory lending such as payday loans.

•
Value orientation
: We target asset-rich companies who have erratic cash flows but who have a demonstrated reason to exist, are financially viable, have defensible market share and barriers to entry to support a sustainable business model. For commercial finance companies, debt financing equates to “cost of goods sold” for a typical operating company thus implying a constant and growing need for more capital. The typical loan provides an advance rate of ~60% to 90%. Loans are structured with a cushion to the unwinding/run-off
of the portfolio assuming a recessionary environment.

•
Senior secured, collateral-based underwriting
: All loans to asset-rich companies are highly structured and have conservative financial and maintenance covenants set on top of management’s financial plan. Advance rates are established against a defined borrowing base. Collateralized loans are made against the net orderly liquidation value of a borrower’s assets and come with meaningful upfront and prepayment fees. SLR’s credit analysis emphasizes the valuation of both tangible assets, such as accounts receivable, inventory, equipment and real estate, and intangible assets, including contract value, intellectual property, customer lists, networks and databases. For loans to commercial finance companies, SLR focuses on collateral with liquid secondary markets and/or the ability to self-liquidate “in the ordinary course.” Loans have meaningful upfront fees and prepayment penalties and are highly structured with borrowing base availability requirements and significant maintenance, incurrence and performance covenants.

•
Specialized Skills to Evaluate Collateral
: SLR’s ABL team has a 25+ year history of underwriting and assessing liquidation value of assets and making sure loans are well covered in a liquidation scenario.

The key is having the knowledge and experience to value the collateral in a liquidation scenario and lending or advancing an amount that is less than the liquidation. SLR’s lender finance team is highly specialized and experienced at originating loans to commercial finance companies. The team has extensive financial, portfolio and industry due diligence expertise. Additionally, SLR has the ability to leverage management teams across the SLR platform to serve as a backup loan servicer if necessary.

•
Exit Strategy
: Borrowers typically repay the loans as soon as their cash flows have stabilized and they are able to access traditional and cheaper sources of bank financing for their working capital requirements. For asset-rich companies, typical hold periods for asset-based loans are approximately two years. Historically, over 95% of loans repay in normal course or refinance and less than 5% repay through liquidation of assets or a forced sale of the business. For commercial finance companies, SLR underwrites our investments on a held-to-maturity
basis, but are often repaid prior to stated maturity. Historically SLR’s lender finance investment portfolio has resulted in a four to five-year average life. Exits, including refinancings, typically occur in
48-60
months when borrowers are able to attract more traditional and cheaper bank warehouse or securitization financing of portfolio assets.

Life Science Finance:

•
Focused Investment Strategy
: Seek investments in private or publicly-traded
small-cap
drug and medical device companies with substantial equity invested to date who are in later stages of drug or product development and/or in transition to commercialization. Borrowers typically are led by strong management teams and board of directors with proven track records. Venture capital sponsors typically have continuing involvement and influence. Borrowers have successfully demonstrated access to the private and/or public equity markets and seek debt financing to broaden their funding sources and project stability.

•
Value Orientation
: Focus on later stage development and commercial bio pharma and device companies with multi-product pipelines (post pre-clinical
stage), platforms and/or disruptive technologies. Borrowers typically have had significant equity invested to date and have had support from venture capital firms and strategic investors.

•
Senior secured, collateral-based underwriting
: Loans typically are made at conservative
20%-to-30%
loan-to-value
(where value represents the total cash equity invested in the company) and are collateralized by cash on the balance sheet from the most recent equity round and have a negative pledge on the intellectual property. Loans are typically floating rate with SOFR floors, and will include meaningful prepayment penalties, exit fees and success fees or warrants. The loans are structured to amortize on a straight-line basis typically after one year of interest only payments, resulting in significant de-risking
of the investment and shorter weighted average holding periods.

•
Sophisticated Knowledge Base and Industry Experience
: Life Science Finance’s highly specialized, experienced and cohesive investment team who previously founded and managed GE Capital’s life science loan business where they established a strong and consistent track record over a
13-year
period. The Life Science Finance team has an extensive network of relationships with venture capital sponsors, management teams and strategic investors.

•	Exit Strategy : Exits typically occur two to three years after initial deal closing through refinancings, an IPO or sale of the company to a strategic buyer.
Investment Structure
We seek to invest in portfolio companies typically in the form of first lien senior secured floating rate loans. We seek to obtain security interests in the assets of our portfolio companies that serve as collateral in support of the repayment of these loans. We expect that this collateral will take the form of first priority liens on all of the assets of a portfolio company. Opportunistically, we will invest in senior secured floating rate loans with second priority liens on the assets of the portfolio company.
Sponsor Finance
Typically, we expect that the Company’s senior secured loans to upper middle market companies will have a first priority lien on all of the assets of the issuer, will be floating rate with a minimum rate, will include upfront fees and may include meaningful prepayment penalties. Covenants are typically included. The Sponsor Finance loans generally are expected to have a five to six year final maturity and are often repaid within three years.
Specialty Finance

•
ABL
: Typically, we expect that the Company’s asset-based loans will have a first priority lien or second priority lien on the assets of the issuer, will be floating rate with a minimum rate, and will include upfront fees and meaningful prepayment penalties. As part of the underwriting process, we expect to receive a third-party valuation of the collateral and lend at a discount to the liquidation value. Borrowing base and maintenance covenants are generally expected to be included. The asset-based loans generally are expected to be repaid within two years. We plan to differentiate ourselves by focusing on borrowers that have tight execution timelines or limited access to traditional lenders. Opportunities in the ABL strategy are not sourced from financial sponsors but from a variety of regional banks, consultants, other asset-based lenders and companies themselves, with the transactions that have historically progressed through SLR’s preliminary review having come from 90+ different sources.

•
Asset-Based Lending to Commercial Finance Companies
: Typically, we expect that the Company’s asset-based loans to finance companies will have a first or second priority lien on the assets of the issuer, will be floating rate with a minimum rate, and will include upfront fees and meaningful prepayment penalties. As part of the underwriting process, SLR will assess the quality of the company’s loan portfolio and lend at a discount to the run-off
value of the portfolio. Borrowing base and maintenance covenants are generally expected to be included. These loans generally are expected to have a five-year final maturity with a four to five-year average duration. Opportunities in the lender finance strategy are sourced from sponsors, a variety of regional banks, other asset-based lenders, boutique advisors and companies themselves.

•
Life Science Finance
: Typically, we expect that the Company’s loans to life science companies will have a first priority lien, will be floating rate with a minimum rate, and will include meaningful prepayment penalties, exit fees and success fees or warrants. Warrants will generally have an exercise price based on the last private equity round valuation or average public trading price and, thus, as a portfolio company appreciates in value, the Company will be well-positioned to achieve additional investment returns from this equity interest. The Life Science Finance loans generally are expected to have an initial interest-only period and then straight-line amortization with a four to five year final maturity. With a 20+ year track record, SLR’s Life Science Finance team relies on deeply entrenched relationships with venture capital firms, management teams, and intermediaries to generate substantial flow of investment opportunities.

Transaction Selection
Following the team’s rigorous due diligence process, the transaction team will discuss the potential investment opportunity with the Investment Committee. For Sponsor Finance, such discussion will often include detailed analyses of various factors, such as (i) the cash flow value creation, (ii) historic and projected financials, (iii) the key drivers of revenues and the balance between unit volumes and price factors, (iv) key cost components, including raw materials, labor, overhead, insurance, etc., (v) capital expenditures, (vi) working capital needs, (vii) micro and macroeconomic trends that impact the business and industry, (viii) the business’s products and its sales channels, (ix) qualitative analysis of company management, (x) the competitive dynamics of the industry and the target company’s position, (xi) input from third-party consultants, (xii) potential exit considerations, and/or (xiii) a range of other factors relating to a given opportunity. For asset-based loans, the core focus is on the portfolio company’s liquidity profile, the liquidation value of the assets or portfolio, quality of controls and procedures, the quality of management, and regulatory risk. For Life Science Finance, the core focus is on the quality of the portfolio company’s product pipeline and stage of development, the investor base and access to additional capital and liquidity, and the quality of management.
It is expected that the Investment Committee will approve or reject investment recommendations, although it may delegate other decisions (including decisions relating to cash management and similar non-material
transactions (which shall not be considered “investments” for these purposes), diligence decisions, decisions relating to transactions involving material non-public
information and decisions relating to the engagement of consultants, law firms and other Service Providers) to other investment professionals in their sole discretion. The composition, structure and/or operations of the Investment Committee may change from time to time, each without the consent of or notice to Unitholders.
Ongoing Relationships with Portfolio Companies
We will monitor our portfolio companies on an ongoing basis. We will monitor the financial trends of each portfolio company to determine if it is meeting its business plan and to assess the appropriate course of action for each company.
We have several methods of evaluating and monitoring the performance and fair value of our investments, which include the following:

•	Assessment of success in adhering to each portfolio company’s business plan and compliance with covenants;

•	Periodic and regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;

•	Comparisons to portfolio companies of other SLR clients in the industry, if any;

•	Attendance at and participation in board meetings (as an observer) or lender meetings;

•	Review of monthly and/or quarterly financial statements and financial projections for portfolio companies;

•	Review of monthly borrowing base reports to monitor collateral value supporting SLR asset-based loans; and

•	Periodic field examinations of collateral and business systems of our underlying ABL borrowers.
In addition to various risk management and monitoring tools, the Adviser also uses an investment rating system to characterize and monitor our expected level of returns on each investment in our portfolio.
We use an investment rating scale of 1 to 4. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary
1	Involves the least amount of risk in our portfolio, the portfolio company is performing above expectations, and the trends and risk factors are generally favorable (including a potential exit).

2	Risk that is similar to the risk at the time of origination, the portfolio company is performing as expected, and the risk factors are neutral to favorable; all new investments are initially assessed a grade of 2.

3	The portfolio company is performing below expectations, may be out of compliance with debt covenants, and requires procedures for closer monitoring.

4	The investment is performing well below expectations and is not anticipated to be repaid in full.
We monitor and, when appropriate, change the investment ratings assigned to each investment in our portfolio.
Competition
Our primary competitors provide financing to middle-market companies and include other BDCs, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and venture capital funds. Additionally, alternative investment vehicles, such as hedge funds, frequently invest in middle-market companies. As a result, competition for investment opportunities at middle-market companies can be intense. While many middle market companies were previously able to raise senior debt financing through traditional large financial institutions, we believe this approach to financing will become more difficult as implementation of U.S. and international financial reforms limits the capacity of large financial institutions to hold non-investment
grade leveraged loans on their balance sheets. We believe that many of these financial institutions have de-emphasized
their service and product offerings to middle market companies in particular. That said, many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. We use the industry information available to Michael S. Gross and Bruce Spohler and the other investment professionals of SLR to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we believe that the relationships of Michael S. Gross and Bruce Spohler and the other investment professionals of our investment adviser enable us to learn about, and compete effectively for, financing opportunities with attractive leveraged companies in the industries in which we seek to invest. See “
Item 1A. Risk Factors — Risk Relating to Our Business and Structure — Competition; Potential for Insufficient Investment Opportunities
.”
The Private Offering
The Company is organized for investors who may invest through one or more investment vehicles (“Feeder Funds”), including, but not limited to, SLR Private Credit II (BDC) Access LP (the “Access Fund”). Certain other investors may also invest directly in the Company. For those investors who invest through a Feeder Fund, we expect such Feeder Fund will issue a pro rata interest to each investor in such Feeder Fund (the “Feeder Fund LPs”) that, with respect to each Feeder Fund LP’s investment in any Feeder Fund, corresponds to such Feeder Fund LP’s pro rata share of the Units issued by the Company to the Feeder Fund. To purchase an interest in a Feeder Fund, each Feeder Fund LP will be required to represent that it is an “accredited investor” within the meaning of Rule 501(a) of Regulation D (an “Accredited Investor”) promulgated under the Securities Act of 1933, as amended (the “Securities Act”). To purchase Units, investors must be Accredited Investors and “qualified purchasers” for purposes of Section 3(c)(7) of the 1940 Act, or “knowledgeable employees” or companies owned exclusively by “knowledgeable employees” for purposes of the rules promulgated under the 1940 Act. Any sale of Units outside of the United States will be conducted in accordance with Regulation S under the Securities Act. We expect each Feeder Fund will pass its voting rights in respect of any Units of the Company held by the Access Fund through to the Feeder Fund LPs.
Closings
Closings may be held at the discretion of the Company at any time prior to eighteen (18) months after the Company’s final closing with the Access Fund (the “Offering Period”). The Offering Period may be extended or amended by the Company, in consultation with its placement agent, upon the approval of the Company’s independent directors. At each closing, investors will make capital commitments to the Company (each, a “Commitment”) pursuant to a subscription agreement entered into with the Company (a “Subscription Agreement”). Unitholders will be required to make capital contributions, in an aggregate amount that does not exceed each Unitholder’s remaining commitment, each time the Adviser delivers a capital call notice. Commitments will be drawn pro rata from Unitholders based on the relative unfunded commitment of each Unitholder on the date the capital call notice is issued.

Investment Period
Commitments may be drawn down from time to time until the date that is the earlier of (x) an Exchange Listing (as defined below) or (y) four (4) years after the end of the Offering Period of the Company (such period, the “Investment Period”). After the end of the Investment Period, Commitments may be called only to (i) make investments which were in process (
e.g.
, investments for which the Company has submitted a binding or non-binding
bid or indication of interest) but were not yet consummated as of the end of the Investment Period, the Board having been notified of such Portfolio Investments, (ii) cover accrued and/or anticipated expenses, liabilities and obligations of the Company, including amounts owing or which may become due under any borrowings or other extensions of credit, (iii) make
“follow-on”
investments as may be advisable in the Adviser’s sole discretion in order to enhance, preserve or protect one or more of the Company’s existing Portfolio Investments (subject to a maximum amount of 20% of aggregate Commitments), and (iv) adjust any hedging positions as the Adviser may deem advisable.
Term
The term of the Company will be seven (7) years from the end of the Offering Period (unless the Company is terminated earlier or effectuates an Exchange Listing as set forth in the LLC Agreement), but may be extended by the Board for up to two (2) consecutive one-year
periods upon approval of the Company’s independent directors and the approval of Unitholders, which approval will be obtained through a non-1940
Act vote. The Company may be dissolved and its affairs wound up prior to the end of the term under the circumstances set forth in the LLC Agreement. Unitholders generally will not be permitted to voluntarily withdraw or redeem their Units prior to the termination of the Company.
Exchange Listing
At any time prior to the end of the Term, subject to any requirements of the 1940 Act and applicable law, the Board may, without the approval of Unitholders, cause the Company (or any successor entity to the Company) to be merged with and into an affiliated entity that is regulated under the 1940 Act, whose securities are listed for trading on a national securities exchange, and that will have a total net asset value of at least $1.0 billion immediately after the closing of such merger, subject to any limitations under the 1940 Act (an “Exchange Listing”). In connection with, and prior to, any such Exchange Listing, subject to any requirements of the 1940 Act and applicable law, the Board may, without the approval of Unitholders, cause the Company to complete (i) the sale, exchange or disposition of all or a portion of the assets of the Company, or (ii) a conversion of the Company into a corporation incorporated in a state determined by the Board, either through a conversion in accordance with applicable law, a merger with or into an existing corporation, or otherwise, in which all Units will be converted into or exchanged for shares of common stock of the resulting corporation.
If the Company is unable to effectuate an Exchange Listing prior to the end of the Term, the Company will use commercially reasonable efforts to wind down or liquidate pursuant to the procedures set forth in the LLC Agreement.
The Units are not currently listed on an exchange and given that we have no current intention of pursuing an Exchange Listing in the near term, it is unlikely that a secondary trading market will develop for the Units. In addition, given that there is no guarantee on if or when the Company will be able to consummate an Exchange Listing and the fact that the Company will not seek to wind down and/or liquidate and dissolve until the end of the Term, an investment in the Units is not suitable for investors that may need access to the money they invest in the foreseeable future.
Lock-Up
Period
Prior to an Exchange Listing, and except as provided in the LLC Agreement, a Unitholder may not withdraw its capital contribution or sell, assign or transfer its Units without the prior written consent of the Adviser, which the Adviser may grant or withhold in its sole and absolute discretion. Following an Exchange Listing, during the
Lock-Up
Period (as defined below), a Unitholder will be restricted from: (1) offering, pledging, selling, contracting to sell, sell any option or contract to purchase, purchasing any option or contract to sell, granting any option, right or warrant to purchase or otherwise transferring or disposing of, directly or indirectly, any Units, securities into which the Units are converted, or securities convertible into or exchangeable or exercisable for any Units, or publicly disclosing the intention to make any offer, sale, pledge or disposition, (2) entering into any swap or other arrangement that transfers all or a portion of the economic consequences associated with the ownership of Units or any such other securities (regardless of whether any of these transactions are to be settled by the delivery of Units or such other securities, in cash or otherwise), or (3) if applicable, making any demand for or exercise any right with respect to the registration of any Units or any security convertible into or exercisable or exchangeable for Units. The
“Lock-Up
Period” is (i) 180 days after the date of an Exchange Listing for all Units held by a Unitholder, (ii) 270 days after the date of an Exchange Listing for two-thirds
of the Units held by a Unitholder, and (iii) 365 days after the date of an Exchange Listing for one-third
of the Units held by a Unitholder. The
lock-up
will apply to all Units acquired prior to an Exchange Listing, but will not apply to any securities of the Company acquired after the date of an Exchange Listing.
Emerging Growth Company
We are an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and we are eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). We expect to remain an emerging growth company for up to five years following the completion of any Exchange Listing or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues equals or exceeds $1.07 billion, (ii) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule
12b-2
under the 1934 Act which would occur if the market value of our Units that are held by non-affiliates
exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months or (iii) the date on which we have issued more than $1.0 billion in non-convertible
debt securities during the preceding three-year period. In addition, we will take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.
Staffing
We do not currently have any employees. Mr. Gross, our
Co-Chief
Executive Officer, President and a board member, and Mr. Spohler, our
Co-Chief
Executive Officer, Chief Operating Officer and a board member, are managing members and senior investment professionals of, and have financial and controlling interests in, SLR. In addition, Shiraz Kajee, our Chief Financial Officer and Treasurer serves as the Chief Financial Officer for SLR. Guy Talarico, our Chief Compliance Officer and Secretary serves as the Chief Compliance Officer and General Counsel for SLR.
Pursuant to the Investment Management Agreement, the Company has delegated full and exclusive authority and responsibility to the Adviser to invest, reinvest and dispose of the assets of the Company, and (together with the Administrative Coordinator) to manage the day-to-day
operations of the Company, subject to the overall supervision of the Board. The Adviser is authorized to delegate all, or any such part as it deems appropriate, of its discretionary management and investment advisory authority and responsibility to any of its members or their respective affiliates.
Key Person Event
Prior to the earlier of (i) an Exchange Listing and (ii) the end of the Investment Period, if both Michael Gross and Bruce Spohler (the “Principals”) die, become permanently incapacitated or cease to be actively involved in the management of the Company, the Investment Period will terminate and the Company will be wound down in accordance with the terms of the LLC Agreement. For the avoidance of doubt, if only one of the Principals dies, becomes permanently incapacitated, or ceases to be actively involved in the management of the Company, the preceding sentence will not be triggered.
Prior to an Exchange Listing, if either Principal voluntarily ceases to be actively involved in the management of the Company, the Company will suspend the Investment Period. If an acceptable replacement for the applicable Principal is not identified and approved by (i) the independent directors of the Company and (ii) a majority of the Unitholders, subject to any requirements of the 1940 Act, within 90 days following the suspension of the Investment Period, the Investment Period will terminate and all new investment activity will cease.
For the avoidance of doubt, the provisions described in this “
Key Person Event
” will not apply upon the effectuation of an Exchange Listing.
Regulation as a Business Development Company
A BDC is regulated by the 1940 Act. A BDC must be organized in the U.S. for the purpose of investing in or lending to primarily private companies and making significant managerial assistance available to them. A BDC may use capital provided by public unitholders and from other sources to make long-term, private investments in businesses.

The Company may not change the nature of its business so as to cease to be, or withdraw our election as, a BDC unless authorized by vote of a majority of outstanding voting securities, as required by the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (a) 67% or more of such company’s voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present or represented by proxy, or (b) more than 50% of the outstanding voting securities of such company. However, by signing a Subscription Agreement with the Company, each Unitholder is providing the approval required by the 1940 Act to effectuate the withdrawal of the Company’s election to be regulated as a BDC (i) concurrently with the liquidation or dissolution of the Company, or (ii) in connection with an Exchange Listing (including any transaction effectuated in connection therewith), provided that the exchange-listed successor entity has elected to be regulated as a BDC. The Company does not anticipate any substantial change in the nature of our business.
As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. A majority of the Company’s directors must be persons who are not interested persons, as that term is defined in the 1940 Act. Additionally, the Company is required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the BDC. Furthermore, as a BDC, the Company is prohibited from protecting any director or officer against any liability to the Company or its Unitholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.
As a BDC, the Company is required to meet an asset coverage ratio, reflecting the value of our total assets to our total senior securities, which include all of our borrowings and any preferred units we may issue in the future, of at least 150%. The Company may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of directors who are not interested persons and, in some cases, prior approval by the SEC.
On June 13, 2017, SLR received an exemptive order that permits the Company to participate in negotiated co-investment
transactions with certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to various conditions (the “Order”). If the Company is unable to rely on the Order for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although the Adviser’s investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, the Company and its Unitholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of the Adviser.
The Company is generally not able to issue and sell Units at a price below NAV per Unit without Unitholder approval. The Company may, however, in accordance with the conditions set forth in Section 63(2) of the 1940 Act, sell Units, or warrants, options or rights to acquire our common Units, at a price below the then-current NAV of the Units if the Board determines that such sale is in the best interests of the Company and the Unitholders, and the Unitholders approve such sale.
The Company may be periodically examined by the SEC for compliance with the federal securities laws, including the 1940 Act.
Qualifying Assets
Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. The principal categories of qualifying assets relevant to our business are the following:

(1)
Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

(a)	is organized under the laws of, and has its principal place of business in, the U.S.;

(b)	is not an investment company (other than a small business investment company wholly owned by the BDC); and

(c)	satisfies any of the following:

i.	does not have any class of securities that is traded on a national securities exchange;

ii.	has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;

iii.	is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company; or

iv.	is a small and solvent company having total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million.

(2)
Securities of any eligible portfolio company which the Company controls, which, as defined by the 1940 Act, is presumed to exist where a BDC beneficially owns more than 25% of the outstanding voting securities of the portfolio company.

(3)
Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(4)
Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and the Company already owns 60% of the outstanding equity of the eligible portfolio company.

(5)	Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

(6)	Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

(7)
Office furniture and equipment, interests in real estate and leasehold improvements and facilities maintained to conduct the business operations of the BDC, deferred organization and operating expenses, and other noninvestment assets necessary and appropriate to its operations as a BDC, including notes of indebtedness of directors, officers, employees, and general partners held by a BDC as payment for securities of such company issued in connection with an executive compensation plan described in Section 57(j) of the 1940 Act.

Under Section 55(b) of the 1940 Act, the value of a BDC’s assets shall be determined as of the date of the most recent financial statements filed by such company with the SEC pursuant to Section 13 of the 1934 Act, and shall be determined no less frequently than annually.
Significant Managerial Assistance to Portfolio Companies
As a BDC, the Company offers, and must provide upon request, significant managerial assistance to its portfolio companies that constitute qualifying assets. This assistance could involve, among other things, monitoring the operations of portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. The Company may also receive fees for these services. The Administrative Coordinator provides such managerial assistance, if any, on the Company’s behalf to portfolio companies that request this assistance.
Temporary Investments
Pending investment in other types of “qualifying assets,” as described above, the Company’s investments may consist of cash, cash equivalents, U.S. government securities or high-quality investment grade debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of the Company’s assets are qualifying assets. Typically, we will invest in U.S. Treasury bills, other short-term U.S. government securities, including agencies, or in repurchase agreements, provided that such repurchase agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as the Company, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of the Company’s assets that may be invested in such repurchase agreements. However, if more than 25% of the Company’s total assets constitute repurchase agreements from a single counterparty, the Company would not meet the diversification tests in order to qualify as a RIC for U.S. federal income tax purposes. Thus, the Company does not intend to enter into repurchase agreements with a single counterparty in excess of this limit. The Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior Securities
The Company is permitted, under specified conditions, to issue multiple classes of indebtedness and one class of units senior to Units if asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. In addition, while certain senior securities remain outstanding, the Company must make provisions to prohibit any distribution to Unitholders or the repurchase of such securities or units unless the Company meets the applicable asset coverage ratios at the time of the distribution or repurchase. The Company may also borrow amounts up to 5% of the value of the Company’s total assets for temporary purposes, which borrowings would not be considered senior securities. The Company’s borrowings, whether for temporary purposes or otherwise, are subject to the asset coverage requirements of section 61(a)(1) of the 1940 Act. The Company may borrow money, which would magnify the potential for gain or loss on amounts invested and may increase the risk of investing in the Company.
Code of Ethics
The Company and the Adviser have each adopted a code of ethics pursuant to Rule
17j-1
under the 1940 Act and Rule
204A-1
under the Advisers Act, respectively, which establish procedures for personal investments and restricts certain transactions by personnel. The codes of ethics generally do not permit investments by employees in securities that may be purchased or held by the Company. The Company’s code of ethics is available on the EDGAR database on the SEC’s Internet site at http://www.sec.gov. You may also obtain copies of the Company’s code of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov.
Proxy Voting Policies and Procedures
We have delegated our proxy voting responsibility to the Adviser. A summary of the Proxy Voting Policies and Procedures of the Adviser are set forth below. The guidelines are reviewed periodically by the Adviser and our independent directors, and, accordingly, are subject to change.
As an investment adviser registered under the Advisers Act, the Adviser has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, it recognizes that it must vote securities held by its clients in a timely manner free of conflicts of interest. These policies and procedures for voting proxies for investment advisory clients are intended to comply with Section 206 of, and Rule
206(4)-6
under, the Advisers Act.
The Adviser votes proxies relating to our portfolio securities in the best interest of Unitholders. The Adviser reviews on a case-by-case
basis each proposal submitted for a proxy vote to determine its impact on our investments. Although it generally votes against proposals that may have a negative impact on our investments, it may vote for such a proposal if there exists compelling long-term reasons to do so. The proxy voting decisions of the Adviser are made by the senior investment professionals who are responsible for monitoring each of our investments. To ensure that our vote is not the product of a conflict of interest, it requires that: (i) anyone involved in the decision making process disclose to a managing member of the Adviser any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (ii) employees involved in the decision making process or vote administration are prohibited from revealing how we intend to vote on a proposal in order to reduce any attempted influence from interested parties.
You may obtain information about how we voted proxies by making a written request for proxy voting information to: SLR Capital Partners LLC, 500 Park Avenue, New York, NY 10022.
Privacy Policy
We endeavor to maintain the privacy of our recordholders and to safeguard their non-public
personal information. The following information is provided to help you understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.
Generally, we will not receive any
non-public
personal information about recordholders of the units of the Company, although certain of our recordholders’
non-public
information may become available to us. The
non-public
personal information that we may receive falls into the following categories:

•	Information we receive from recordholders, whether we receive it orally, in writing or electronically. This includes recordholders’ communications to us concerning their investment;

•	Information about recordholders’ transactions and history with us; and

•	Other general information that we may obtain about recordholders, such as demographic and contact information such as address.

We disclose
non-public
personal information about recordholders:

•	to our affiliates (such as SLR) and their employees for everyday business purposes;

•
to our service providers (such as our accountants, attorneys, custodians, transfer agent, underwriter and proxy solicitors) and their employees as is necessary to service recordholder accounts or otherwise provide the applicable service;

•	to comply with court orders, subpoenas, lawful discovery requests, or other legal or regulatory requirements; or

•	as allowed or required by applicable law or regulation.
When the Company shares
non-public
recordholder personal information referred to above, the information is made available for limited business purposes and under controlled circumstances designed to protect our recordholders’ privacy. The Company does not permit use of recordholder information for any non-business
or marketing purpose, nor does the Company permit third parties to rent, sell, trade or otherwise release or disclose information to any other party.
The Company’s service providers, such as SLR and its transfer agent, are required to maintain physical, electronic, and procedural safeguards to protect recordholder non-public
personal information; to prevent unauthorized access or use; and to dispose of such information when it is no longer required.
Personnel of affiliates may access recordholder information only for business purposes. The degree of access is based on the sensitivity of the information and on personnel need for the information to service a recordholder’s account or comply with legal requirements.
If a recordholder ceases to be a recordholder, we will adhere to the privacy policies and practices as described above. We may choose to modify our privacy policies at any time. Before we do so, we will notify recordholders and provide a description of our privacy policy.
In the event of a corporate change in control resulting from, for example, a sale to, or merger with, another entity, or in the event of a sale of assets, we reserve the right to transfer your non-public
personal information to the new party in control or the party acquiring assets.
Reporting Obligations
We furnish our Unitholders with annual reports containing audited financial statements, quarterly reports, and such other periodic reports as we determine to be appropriate or as may be required by law. We are required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the 1934 Act.
The SEC maintains an Internet site that contains reports, proxy and information statements and other information filed electronically by us with the SEC, which are available on the SEC’s website at
http://www.sec.gov
. Copies of these reports, proxy and information statements and other information may be obtained, after paying a duplicating fee, by electronic request at the following
e-mail
address: publicinfo@sec.gov.
Certain U.S. Federal Income Tax Considerations
The following discussion is a general summary of certain U.S. federal income tax considerations applicable to the Company and to an investment in Units. This discussion is based on the provisions of the Code and the regulations of the U.S. Department of Treasury promulgated thereunder, or “Treasury regulations,” each as in effect as of the date of this report. These provisions are subject to differing interpretations and change by legislative or administrative action, and any change may be retroactive. This discussion does not constitute a detailed explanation of all U.S. federal income tax aspects affecting the Company and its Unitholders and does not purport to deal with the U.S. federal income tax consequences that may be important to particular Unitholders in light of their individual investment circumstances or to some types of Unitholders subject to special tax rules, such as financial institutions, broker dealers, insurance companies, tax-exempt
organizations, persons holding Units in connection with a hedging, straddle, conversion or other integrated transaction, investors who are subject to the special tax accounting rules under Section 451(b) of the Code,
Non-U.S.
Unitholders (as defined below) engaged in a trade or business in the U.S., persons who have ceased to be U.S. citizens or to be taxed as resident aliens or individual
Non-U.S.
Unitholders present in the U.S. for 183 days or more during a taxable year. This discussion also does not address any aspects of U.S. estate or gift tax or foreign, state or local tax. This discussion assumes that Unitholders hold their Units as capital assets for U.S.

federal income tax purposes (generally, assets held for investment). The Company has not requested a ruling from the Internal Revenue Service (“IRS”) or opinion of counsel regarding any matter discussed herein.
For purposes of this discussion, a “U.S. Unitholder” is a beneficial owner of Units that is for U.S. federal income tax purposes:

•	an individual who is a citizen or resident of the U.S.;

•	a corporation created or organized in or under the laws of the U.S., any state therein or the District of Columbia;

•	an estate, the income of which is subject to U.S. federal income taxation regardless of its source; or

•
a trust if a court within the U.S. is able to exercise primary jurisdiction over the administration of the trust and one or more U.S. persons have authority to control all substantial decisions of the trust.

For purposes of this discussion, a
“Non-U.S.
Unitholder” means a beneficial owner of Units that is for U.S. federal income tax purposes that is not a U.S. Unitholder or a partnership (or other entity classified as a partnership for U.S. federal income tax purposes).
If a partnership (or other entity classified as a partnership for U.S. federal income tax purposes) holds Units, the treatment of the partnership and each partner for U.S. federal income tax purposes generally will depend on the status of the partner, the activities of the partnership and certain determinations made at the partner level. An investor considering an investment in a partnership that will invest in Units should consult the disclosure documents provided to such investor from such partnership in conjunction with this discussion to determine the applicability of this discussion to an indirect investment in Units through such partnership. In addition, such investor should consult its own tax advisers regarding the U.S. federal income tax consequences of the acquisition, ownership and disposition of interests in a partnership and of Units by such partnership in light of such partner’s particular circumstances.
Taxation of the Company
The Company intends to elect to be treated and to qualify annually as a RIC for U.S. federal income tax purposes under Subchapter M of the Code, commencing with the taxable year ended December 31, 2023. As a RIC, the Company generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it timely distributes to Unitholders as dividends.
To qualify as a RIC, the Company must, among other things:

•
derive in each taxable year at least 90% of its gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale or other taxable disposition of stock, securities or foreign currencies, other income derived with respect to the business of investing in stock, securities or currencies, or net income derived from an interest in a “qualified publicly traded partnership,” or “QPTP,” hereinafter the “90% Gross Income Test;” and

•	diversify its holdings so that, at the end of each quarter of each taxable year:

•
at least 50% of the value of its total assets is represented by cash and cash items, U.S. Government securities, the securities of other RICs and other securities, with other securities limited, in respect of any one issuer, to an amount not greater than 5% of the value of total assets and not more than 10% of the outstanding voting securities of such issuer; and

•
not more than 25% of the value of its total assets is invested in the securities of any issuer (other than U.S. Government securities and the securities of other RICs), the securities of any two or more issuers that the Company controls and that are determined to be engaged in the same business or similar or related trades or businesses, or the securities of one or more QPTPs, or the “Diversification Tests.”

As a RIC, the Company (but not its Unitholders) is generally not subject to U.S. federal income tax on investment company taxable income and net capital gains that it timely distributes to Unitholders in any taxable year with respect to which it distributes an amount equal to at least 90% of the sum of its (i) investment company taxable income (which includes, among other items, dividends, interest and the excess of any net realized short-term capital gains over net realized long-term capital losses and other taxable income (other than any net capital gain), reduced by deductible expenses) determined without regard to the deduction for dividends and distributions paid and (ii) net tax-exempt
interest income (which is the excess of gross
tax-exempt
interest income over certain disallowed deductions), or the “Annual Distribution Requirement.” The Company intends to distribute annually all or substantially all of such income. Generally, if the Company fails to meet this Annual Distribution Requirement for any taxable year, it will fail to qualify as a RIC for such taxable year. To the extent the Company meets the Annual Distribution Requirement for a taxable year, but retains net capital gains for investment or any investment company taxable income, it is subject to U.S. federal income tax on such retained capital gains and investment company taxable income. The Company may choose to retain net capital gains for investment or any investment company taxable income, and pay the associated corporate-level U.S. federal income tax, including the 4% U.S. federal excise tax described below.

The Company is subject to a nondeductible 4% U.S. federal excise tax on certain of its undistributed income, unless it timely distributes (or is deemed to have timely distributed) each calendar year an amount equal to the sum of:

•	at least 98% of net ordinary income (not taking into account any capital gains or losses) for the calendar year;

•	at least 98.2% of the amount by which capital gains exceed capital losses (adjusted for certain ordinary losses) for a one-year period ending on October 31 of the calendar year; and

•
100% of any ordinary income and net capital gain income recognized in preceding years but were not distributed during such years, and on which the Company paid no corporate-level U.S. federal income tax.

While the Company currently expects to distribute any income and capital gains in order to avoid the imposition of this 4% U.S. federal excise tax, it may not be successful in avoiding entirely the imposition of this tax. In that case, the Company will be liable for the tax only on the amount by which it does not meet the foregoing distribution requirement.
The Company is authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, it is not permitted to make distributions to Unitholders while any senior securities are outstanding unless it meets the applicable asset coverage ratios. Moreover, the Company’s ability to dispose of assets or otherwise distribute amounts necessary to meet distribution requirements may be limited by (1) the illiquid nature of its portfolio, (2) other requirements relating to status as a RIC, including the Diversification Tests and/or (3) the limitations under one or more of our credit facilities. If the Company disposes of assets in order to meet the Annual Distribution Requirement or to avoid the 4% U.S. federal excise tax, it may make such dispositions at times that, from an investment standpoint, are not advantageous.
A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus the excess of net short-term capital gains over net long-term capital losses). If the Company’s expenses in a given year exceed investment company taxable income, it would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. Due to these limits on the deductibility of expenses, the Company may, for tax purposes, have aggregate taxable income for several years that it is required to distribute and that is taxable to Unitholders even if such income is greater than the aggregate net income the Company actually earned during those years. Such required distributions may be made from cash assets or by liquidation of investments, if necessary. The Company may realize gains or losses from such liquidations. In the event the Company realizes net capital gains from such transactions, Unitholders may receive a larger capital gain distribution than they would have received in the absence of such transactions.
Check-the-Box
Election and Failure to be Taxed as a RIC
In connection with the intention to be taxed as a RIC, the Company filed a check-the-box
election to be classified as a corporation for U.S. federal income tax purposes. In addition, while the Company intends to elect, and expects to qualify, to be treated as a RIC for 2023 and intends to qualify to be treated as a RIC annually thereafter, no assurance can be provided that it will qualify as a RIC for any taxable year. For example, the Company anticipates that it may have difficulty satisfying the Diversification Tests as it deploys initial capital and builds a portfolio. If the Company is unable to qualify as a RIC (or has previously qualified as a RIC, but was subsequently unable to qualify for treatment as a RIC, and certain amelioration provisions are not applicable), it would be subject to U.S. federal income tax on all taxable income (including net capital gains) at regular corporate rates. The Company would not be able to deduct distributions to Unitholders, nor would distributions be required. Distributions, including distributions of net long-term capital gain, would generally be taxable to Unitholders as ordinary dividend income to the extent of current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate Unitholders would be eligible to claim a dividend received deduction with respect to such dividend;
non-corporate
Unitholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of current and accumulated earnings and profits would be treated first as a return of capital to the extent of the Unitholder’s tax basis, and any remaining distributions would be treated as a capital gain.
If the Company has previously qualified as a RIC and subsequently fails to qualify, in order to requalify as a RIC, in addition to the other requirements discussed above, the Company would be required to distribute all previously undistributed earnings attributable to the period it failed to qualify as a RIC by the end of the first year that it intends to requalify as a RIC. If the Company fails to requalify as a RIC for a period greater than two taxable years, it may be subject to regular corporate-level U.S. federal income tax on any net built-in
gains with respect to certain assets (
i.e.
, the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if the Company had been liquidated) that it elects to recognize on requalification or when recognized over the next five years.

The remainder of this discussion assumes that the Company qualifies as a RIC for each taxable year.
Company Investments
Certain investment practices are subject to special and complex U.S. federal income tax provisions that may, among other things, (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions, including the dividends received deduction, (ii) convert lower taxed long-term capital gains and qualified dividend income into higher taxed short-term capital gains or ordinary income, (iii) convert ordinary loss or a deduction into capital loss (the deductibility of which is more limited), (iv) cause the Company to recognize income or gain without a corresponding receipt of cash, (v) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (vi) adversely alter the characterization of certain complex financial transactions, or (vii) produce income that will not qualify as good income for purposes of the 90% Gross Income Test. The Company monitors transactions and may make certain tax elections and may be required to borrow money or dispose of securities to mitigate the effect of these rules and to prevent disqualification as a RIC but there can be no assurance of success in this regard.
Taxable Subsidiaries
. Some of the income and fees that the Company may recognize will not satisfy the 90% Gross Income Test. In order to ensure that such income and fees do not disqualify the Company from RIC tax treatment as a result of a failure to satisfy the 90% Gross Income Test, the Company may hold assets that generate such income and provide services that generate such fees indirectly through one or more entities treated as corporations for U.S. federal income tax purposes. Such corporations will be required to pay U.S. federal corporate income tax on their earnings, which ultimately will reduce the Company’s return on such income and fees.
Passive Foreign Investment Companies
. If the Company purchases shares in a “passive foreign investment company,” or PFIC, it may be subject to U.S. federal income tax on a portion of any “excess distribution” or gain from the disposition of such shares even if such income is distributed as a taxable dividend by the Company to Unitholders. Certain elections are available under certain circumstances that may allow the Company to ameliorate the impact of this tax. Such elections may require the Company to recognize in a year income in excess of the current cash distributions (if any) from the applicable PFICs and the proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% U.S. federal excise tax.
Debt Instruments
.
In certain circumstances, the Company may be required to recognize taxable income prior to its receipt of the related cash. For example, if the Company holds debt instruments that are treated under applicable tax rules as having OID (such as debt instruments with an end-of-term
payment and/or PIK income payment or, in certain cases, increasing interest rates or issued with warrants), it must include in taxable income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received in the same taxable year. Because any OID accrued will be included in investment company taxable income for the year of accrual, the Company may be required to make a distribution to Unitholders in order to satisfy the Annual Distribution Requirement and to avoid the 4% U.S. federal excise tax, even though it will not have received any corresponding cash amount.
Warrants
.
Gain or loss realized from the sale or exchange of warrants acquired as well as any loss attributable to the lapse of such warrants generally are treated as capital gain or loss. The treatment of such gain or loss as long-term or short-term generally depends on how long the Company has held a particular warrant and on the nature of the disposition transaction.
Foreign Currency Transactions
.
Under the Code, gains or losses attributable to fluctuations in exchange rates which occur between the time the Company accrues income or other receivables or accrues expenses or other liabilities denominated in a foreign currency and the time the Company actually collects such receivables or pays such liabilities generally are treated as ordinary income or loss. Similarly, on disposition of debt instruments and certain other instruments denominated in a foreign currency, gains or losses attributable to fluctuations in the value of the foreign currency between the date of acquisition of the instrument and the date of disposition also are treated as ordinary gain or loss.

General Tax Cooperation
The Company will provide Unitholders with certain information regarding the amount of each distribution by us characterized as a “return of capital distribution,” “interest-related dividend distribution,” “ordinary dividend distribution,” “short term capital gain distribution” or “long term capital gain distribution” for U.S. federal income tax purposes on an estimated basis in connection with such distribution. The Company will use reasonable best efforts to provide such information on a final basis by March 1st of the taxable year following the distribution, but in no event later than March 15th of the taxable year following the distribution (subject to the filing of an extension for the filing of Forms
1042-S). The
Company and the Adviser shall use commercially reasonable efforts to provide Unitholders annually with any other tax information that the Company and the Adviser possess, or can reasonably obtain, reasonably requested by Unitholders in writing, concerning distributions by the Company or redemption of Units by the Company. The Company and the Adviser shall use commercially reasonable efforts to cooperate with Unitholders by providing any additional tax information and/or assisting in the filing of additional tax forms relating to the Company, as reasonably requested by Unitholders.
Importance of Obtaining Professional Advice
The foregoing analysis is not intended as a substitute for careful tax planning. Accordingly, prospective investors in the Company are strongly urged to consult their tax advisors with specific reference to their own situations regarding the possible tax consequences of an investment in the Company.
Summary Risk Factors
General Risks Related to Investment Strategy

•	The success of the Company’s investments will depend on the successful implementation of its investment strategy.

•	The Company could be subject to the risks associated with investments in senior secured loans, subordinated loans, Mezzanine Securities (as defined below) and unsecured loans.

•	The Company’s loans may permit borrowers to prepay, which could affect the yield of the Company’s investments.

•	Terms and conditions of the Company’s loan agreements may be amended, modified or waived only by the agreement of the lenders.

•	The Company may make investments in loans, or securities backed by loans, that are or may be non-performing loans.

•	The Company’s success will depend, in part, on originating loans on advantageous terms.

•
The Company intends to make investments in the life sciences industry. Various segments of the life sciences industry are (or may become) (i) highly regulated, (ii) subject to frequent regulatory change and (iii) dependent upon various government or private insurance reimbursement programs.

•	The value of the Company’s investments could be affected by factors affecting the economy and securities markets generally.

•	Periods of market volatility have occurred and could continue to occur in response to pandemics or other events.

•	The Adviser will rely on information provided by internal sources and third parties when conducting due diligence.

•	Fixed and floating rate debt instruments are subject to the risks associated with changes in interest rates.

•	Most of the Company’s Portfolio Investments at any given time are expected to be illiquid.

•	The Company is subject to risks related to inflation and deflation.

•	Economic sanction laws may prohibit investments in certain countries and with certain individuals and companies.

•	The Company may choose to waive or defer enforcement of covenants in the debt securities held in our portfolio, which may cause us to lose all or part of our investment in these companies.
General Risks Related to the Company

•	There can be no guarantee of returns and Unitholders may lose all of their money by investing in the Company.

•	Pursuant to the LLC Agreement, Units are not generally transferable and voluntary withdrawal of Units is not allowed.

•	The Company is subject to management risk because the Adviser actively manages its investment portfolio.

•
If the professional staff of the Adviser fail to maintain their existing relationships or develop new relationships with other sponsors or sources of investment opportunities, the Company will not be able to grow its investment portfolio.

•	The Company’s assets are available to satisfy all liabilities and other obligations of the Company.

•	There is no assurance that the Company will have the ability, opportunity or resources to pursue potential investment opportunities or to make follow-on investments.

•	The Company could be substantially adversely affected by the unfavorable performance of any single investment.

•	The Company will include in its income certain amounts that the Company has not yet received in cash.

•	It is expected that substantially all of the Company’s investments will not have market quotations available.

•	The Adviser may employ financial/analytical models that may not reflect actual results.

•	The Company and the Adviser may be subject to the risks and costs of regulatory investigations or becoming involved in litigation with third parties.

•	The Company and/or the Adviser may enter into various indemnification agreements or arrangements with third parties.

•	A Unitholder in default with respect to its unfunded Commitment may experience material adverse effects on its investment.

•	The Company could be subject to the risks related to the Russian invasion of Ukraine.

•	Unitholders could be subject to cybersecurity risks associated with electronic databases and communications.

•	Adverse developments affecting the financial services industry could have a material adverse effect on the Company, the Adviser and the Portfolio Investments.

•	The Company is subject to technological risks, including those associated with artificial intelligence and machine learning technology.

•	The Company is subject to risks associated with ESG (as defined below) initiatives and climate change.

•	The Company is subject to risks associated with U.S. government shutdowns, uncertainty over the U.S. debt ceiling and any related downgrades in the U.S.’s credit ratings.
Risks Related to RICs and BDCs

•	The Company intends to distribute to Unitholders substantially all of its ordinary income and capital gain.

•	No assurance can be given that the Company will be able to maintain qualification as a RIC.

•	Unitholders will experience the increased risks pertaining to the Company’s use of leverage to partially finance its investments.

•	A BDC must carry investments at market value or at fair value, as determined in good faith by the Board.

•	At least 70% of a BDC’s assets must consist of “qualifying assets”.
Regulatory Risks Relating to the Company

•	The Company and its affiliates are substantially limited in their ability to co-invest in privately negotiated transactions.

•	The Company could be precluded from conducting Rule 506 Offerings (as defined below) due to “Bad Actor” restrictions.

•	The Company could be subject to the risks associated with complying with the Sarbanes-Oxley Act (as defined below).
Other Risks Related to Portfolio Investments

•
The Company could be subject to the risks associated with investments in high yield securities, corporate debt securities, convertible securities, preferred stock, reverse repurchase agreements, and distressed companies.

•	The Company could be subject to the risks associated with the use of warrants and rights.

•	The Company could be subject to the risks associated with the use of SOFR.

•	The Company could be subject to the risks associated with the effect of an economic slowdown on Portfolio Investments.

•	The Company’s Portfolio Investments will require active monitoring and may, at times, involve participation in business strategy or reorganization proceedings.

•
The Company could be subject to the risks associated with investments in zero-coupon
bonds, deferred interest rate bonds and PIKs (as defined below) because such bonds allow an issuer to avoid or delay the need to generate cash to meet current interest payments and, as a result, may involve greater credit risk than bonds that pay interest currently or in cash.

•
The Company may dispose of its investments through whatever manner it deems to be advisable, including through asset sales, repackaging transactions, securitizations, initial public offerings, strategic transactions and other mergers and acquisitions activity, and/or any combination thereof. Therefore, the disposition of Company investments will be subject to the risks associated with the particular exit strategy utilized.

Item 1A. Risk Factors.
The purchase of Units involves a number of significant risks and other important factors relating to investments in BDCs generally, and relating to the strategy and investment objective of the Company in particular. An investment in the Company is a potentially suitable investment only for a sophisticated investor for whom such an investment does not represent a complete investment program and who, in consultation with its investment and tax advisors, fully understands and is capable of assuming the risks of an investment in the Company.
The Company holds certain investments and conducts certain activities through investing in wholly-owned SPVs. All references to investments by the Company in this annual report on Form
10-K
refer, as the context requires, to investments by either the Company or those SPVs.
There can be no assurance that the Company will achieve its investment objective, that the Company will not lose capital, that the Adviser’s judgment will result in profitable investments by the Company or that the Adviser will successfully be able to implement the Company’s investment strategy. An investment in the Company involves investment considerations and risk factors that prospective investors should consider before subscribing. No guarantee or representation is made that the Company’s investments will succeed.
Certain of the characteristics and risks of the portfolio instruments and investment, hedging, financing and disposition techniques that the Adviser may utilize in managing the Company are set forth below. This is not intended to be a complete description or enumeration of portfolio instruments, investment, hedging, financing or disposition techniques or risks.
The Company’s ability to achieve its investment objective may be affected by, among other things, the factors described below. The Company may also invest in instruments or engage in investment, hedging, financing or disposition techniques other than those described below, including instruments or investment, hedging, financing or disposition techniques that are not in existence as of the date of this annual report on Form
10-K.
Consistent with its investment strategy, the Company may invest in instruments and engage in investment, hedging, financing or disposition techniques of any and all types, which exist now or are hereafter created.
The discussion below, to the extent it relates to bankruptcy law or proceedings or to debtors’ and creditors’ rights, is based upon principles of U.S. federal and state laws. Insofar as the Portfolio Investments include obligations of
non-U.S.
issuers, or bankruptcy, reorganization or similar proceedings in a country other than the U.S., the laws of such other countries, and the rights and obligations of debtors and creditors in such other countries, under factual circumstances similar to those described below, may or may not be analogous to those described below.
General Risks Related to Investment Strategy
Senior Secured Loans
. With respect to the Company’s investments in senior secured loans (including first lien loans), the Company will generally have a security interest in assets of the company, which should mitigate the risk that the Company will not be repaid. However, the collateral securing the Company’s loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise, and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the company to raise additional capital. In some circumstances, the Company’s lien could be subordinated to claims of other creditors. In addition, deterioration in a company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a loan is secured does not guarantee that the Company will receive principal and interest payments according to the loan’s terms, or at all, or that the Company will be able to collect on the loan should it be forced to enforce its remedies. Furthermore, if a secured loan is foreclosed, the Company could own the underlying collateral (
e.g.
, real estate), and would be subject to the risks, costs and liabilities associated with owning and disposing of the collateral.
Subordinated Loans
. The Company may invest in subordinated loans. In the event of a loss of value of the underlying assets that collateralize the loans, the subordinate portions of the loans may suffer a loss prior to the more senior portions suffering a loss. If a borrower defaults and lacks sufficient assets to satisfy the Company’s loan, the Company may suffer a loss of principal or interest. If a borrower declares bankruptcy, the Company may not have full recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the loan. In addition, certain of the Company’s loans may be subordinate to other debt of the borrower. As a result, if a borrower defaults on the Company’s loan or on debt senior to the Company’s loan, or in the event of the bankruptcy of a borrower, the Company’s loan will be satisfied only after all senior debt is paid in full. The Company’s ability to amend the terms of the Company’s loans, assign the Company’s loans, accept prepayments, exercise the Company’s remedies (through “standstill periods”) and control decisions made in bankruptcy proceedings relating to borrowers may be limited by intercreditor arrangements if debt senior to the Company’s loans exists. In addition, the Company will be subject
to the potential risks of foreclosure and ownership of underlying collateral described in “
— Senior Secured Loans
” above.
Mezzanine Securities
. The Company may invest in unsecured securities that are senior to common stock or other equity securities (“Mezzanine Securities”). Mezzanine Securities are subordinated to substantial amounts of senior debt, all or a portion of which may be secured. As a result, holders of Mezzanine Securities are generally not entitled to receive any payments in bankruptcy or liquidation until senior creditors are paid in full. In addition, the legal remedies available to holders of Mezzanine Securities are normally limited by restrictions benefiting senior creditors. In the event a company in which the Company holds Mezzanine Securities cannot generate adequate cash flow to meet senior debt service, the Company may suffer a partial or total loss of capital invested. Because issuers of Mezzanine Securities are often highly leveraged, their relatively high debt-to-equity
ratios create increased risks that their operations will not be able to generate adequate cash flow to meet senior debt service.
Unsecured Loans or Debt
. The Company may invest in unsecured loans which are not secured by collateral. In the event of default on an unsecured loan, the first priority lien holder has first claim to the underlying collateral of the loan. It is possible that no collateral value would remain for an unsecured holder and therefore result in a loss of investment to the Company. Because unsecured loans are lower in priority of payment to secured loans, they are subject to the additional risk that the cash flow of the borrower may be insufficient to meet scheduled payments after giving effect to the secured obligations of the borrower. Unsecured loans generally have greater price volatility than secured loans and may be less liquid.
Prepayment Risk
. The terms of loans in which the Company invests may permit borrowers to voluntarily prepay loans at any time, either with no or a nominal prepayment premium. This prepayment right could result in the borrower repaying the principal on an obligation held by the Company earlier than expected. This may happen when there is a decline in interest rates or when the borrower’s improved credit or operating or financial performance allows the refinancing of certain classes of debt with lower cost debt. The yield of the Company’s investment assets may be affected by the rate of prepayments differing from the Adviser’s expectations.
Investment Modification Risk
. The terms and conditions of loan agreements and related assignments may be amended, modified or waived only by the agreement of the lenders. Generally, any such agreement must include a majority or a super majority (measured by outstanding loans or commitments) or, in certain circumstances, a unanimous vote of the lenders. Consequently, the terms and conditions of the payment obligation arising from Portfolio Investments could be modified, amended or waived in a manner contrary to the preferences of the Company if a sufficient number of the other lenders concurred with such modification, amendment or waiver. There can be no assurance that any obligations arising from a Portfolio Investment will maintain the terms and conditions to which the Company originally agreed.
Collateral Risk
. The collateral and security arrangements in relation to such secured obligations as the Company may invest in will be subject to such security or collateral having been correctly created and perfected and any applicable legal or regulatory requirements which may restrict the giving of collateral or security by an obligor, such as, for example, thin capitalization, over-indebtedness, financial assistance and corporate benefit requirements. If one or more Portfolio Investments do not benefit from the expected collateral or security arrangements, this may adversely affect the value of or, in the event of default, the recovery of principal or interest from such Portfolio Investments made by the Company. Accordingly, any such failure to properly create or perfect collateral and security interests attaching to the Portfolio Investments could have a material adverse effect on the performance of the Company, and, by extension, the Company’s business, financial condition, results of operations and the value of the Units. A component of the Adviser’s analysis of the desirability of making a given investment relates to the estimated residual or recovery value of such Portfolio Investments in the event of the insolvency of the obligor. This residual or recovery value will be driven primarily by the value of the anticipated future cash flows of the obligor’s business and by the value of any underlying assets constituting the collateral for such Portfolio Investment. The anticipated future cash flows of the obligor’s business and the value of collateral can, however, be extremely difficult to predict as in certain circumstances market quotations and third-party pricing information may not be available. If the recovery value of the collateral associated with the Portfolio Investments in which the Company invests decreases or is materially worse than expected by the Company, such a decrease or deficiency may affect the value of the Portfolio Investments made by the Company. Accordingly, there may be a material adverse effect on the performance of the Company, and, by extension, the Company’s business, financial condition, results of operations and the value of the Units.

Defaults
. The Company may make investments in loans, or securities backed by loans, that may be at the time of their acquisition, or may become after acquisition, non-performing
loans. In the event of any default under a loan directly held by the Company or a loan underlying a security held by the Company, the Company will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the loan, which could have a material adverse effect on the Company’s cash flow from operations. Other non-performing
loans may require workout negotiations and/or restructuring, which may entail, among other things, a substantial reduction in the interest rate and/or a substantial write-down of the original principal amount of such loans. Further, even if a restructuring were successfully accomplished, unless the restructuring provided for full amortization on or prior to maturity and the borrower strictly complied with that restructuring, a risk exists that upon maturity of such loans, replacement financing will not be available and such loans may not be repaid. In the event of the bankruptcy of a borrower, the loan to that borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), the lien securing the loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession
to the extent the lien is unenforceable under state law, and realizing any value under such circumstances can be an expensive and lengthy process that could have a substantial negative effect on the anticipated return on the loan and on the security backed by such loan. Other risks attendant to a bankruptcy filing are described below. The foregoing statement does not apply in the context of a borrower insolvency case commenced under chapter 13 of the U.S. Bankruptcy Code where the underlying collateral is used as the principal residence of the borrower, but in such instances, the lender will nonetheless be stayed from the collection of its claim, taking possession of the collateral, and enforcing its lien unless and until the lender obtains relief from the automatic stay under the U.S. Bankruptcy Code.
Litigation and Related Risks Associated with Origination and Servicing
. Loan origination and servicing companies are routinely involved in legal proceedings concerning matters that arise in the ordinary course of their business. These legal proceedings range from actions involving a single plaintiff to class action lawsuits with potentially tens of thousands of class members. In addition, a number of participants in the loan origination and servicing industry (including control persons of industry participants) have been the subject of regulatory actions by state regulators, including state Attorneys General, and by the federal government. Governmental investigations, examinations or regulatory actions, or private lawsuits, including purported class action lawsuits, may adversely affect such companies’ financial results. To the extent the Company seeks to engage in origination and/or servicing directly, or has a financial interest in, or is otherwise affiliated with, an origination or servicing company, the Company will be subject to enhanced risks of litigation, regulatory actions and other proceedings. As a result, the Company may be required to pay legal fees, settlement costs, damages, penalties or other charges, any or all of which could materially adversely affect the Company and its investments.
Ability to Originate Loans on Advantageous Terms; Competition and Supply
. The Company’s success depends, in part, on the ability of the Company or its affiliates to originate loans on advantageous terms. In originating and purchasing loans, the Company or its affiliates will compete with a broad spectrum of lenders. Increased competition for, or a diminishment in the available supply of, qualifying loans could result in lower yields on such loans, which could reduce returns (if any) to investors. The Company intends to originate certain investments and later offer to syndicate all or a portion of one or more investments to certain other funds or accounts managed by the Adviser and its affiliates, in each case subject to their own investment-review process, and to co-investors
and/or third parties. Prior to such syndication, or if such syndication is not successful, the Company’s exposure to the originated investment may exceed the exposure that the Company intends to have over the long-term or would have had if it had purchased such investment in the secondary market rather than originating it. Where syndication is not successful, the Company may elect to sell all or a portion of an originated investment at a loss in order to rebalance the Company’s portfolio. The level of analytical sophistication, both financial and legal, necessary for successful financing to companies, particularly companies experiencing significant business and financial difficulties, is unusually high. There is no assurance that the Adviser will correctly evaluate the value of the assets collateralizing the Company loans, the prospects for successful repayment or a successful reorganization or similar action.
Risks Relating to Bank Loans and Corporate Loans
. Bank loans and corporate loans (which the Company will originate, invest in or otherwise gain exposure to) may not be readily marketable and may be subject to restrictions on resale. In some cases, negotiations involved in disposing of indebtedness may require weeks to complete. Consequently, some indebtedness may be difficult or impossible to dispose of readily at what the Adviser believes to be a fair price. In addition, bank loans and corporate loans are often less liquid than other types of debt securities, particularly in times of significant market dislocation. Loans to small and middle market entities (“SMEs”) may involve certain heightened risks. See “—
Investments in Smaller and Middle Market Companies
” below.

Holders of bank loans, corporate loans and other forms of direct indebtedness depend primarily upon the creditworthiness of the corporate or other borrower for payment of principal and interest. If the Company does not receive scheduled interest or principal payments on such indebtedness, the value of the Company’s investments could be adversely affected. The Company may invest in secured and unsecured bank loans and corporate loans. Bank loans and corporate loans that are fully secured may offer the Company more protection than an unsecured loan in the event of non-payment
of scheduled interest or principal. However, there is no assurance that the liquidation of any collateral from a secured bank loan or corporate loan would satisfy the borrower’s obligation, or that such collateral could be liquidated. In the event of the bankruptcy of a borrower, the Company could experience delays or limitations in its ability to realize the benefits of any collateral securing a loan and could be compelled to accept new instruments or interests in respect of its claims under the bank loan in a plan of reorganization. These new instruments or interests may be on terms different from prevailing market terms for similar instruments and interests.
Bank loans usually require, in addition to scheduled payments of interest and principal, the prepayment of the bank loan from free cash flow. The degree to which borrowers prepay bank loans, whether as a contractual requirement or at their election, may be affected by general business conditions, the financial condition of the borrower and competitive conditions among lenders, among others. As such, prepayments cannot be predicted with accuracy. Upon a prepayment, either in part or in full, the actual outstanding debt on which the Company derives interest income will be reduced. The effect of prepayments on the Company’s performance may or may not be mitigated by the receipt of prepayment fees and/or the Company’s reinvestment of prepayments in other bank loans that have similar or identical yields.
The Company may purchase “assignments” of bank loans from lenders. The purchaser of an assignment typically succeeds to all the rights and obligations under the loan agreement with the same rights and obligations as the assigning lender. Assignments may, however, be arranged through private negotiations between potential assignees and potential assignors, and the rights and obligations acquired by the purchaser of an assignment may differ from, and be more limited than, those held by the assigning lender.
The Company may also invest in “participations” in bank loans. Participations by the Company in a lender’s portion of a bank loan typically will result in the Company having a contractual relationship only with such lender, not with the borrower. As a result, the Company may have the right to receive payments of principal, interest and any fees to which it is entitled only from the lender selling the participation and only upon receipt by such lender of such payments from the borrower. In connection with purchasing participations, the Company generally will have no right to enforce compliance by the borrower with the terms of the loan agreement, nor any rights with respect to any funds acquired by other lenders through set-off
against the borrower, and the Company may not directly benefit from any collateral supporting the bank loan in which it has purchased the participation. As a result, the Company assumes the credit risk of both the borrower and the lender selling the participation.
In many cases bank loans and loan participations would not be deemed to be securities for purposes of U.S. federal and/or state securities laws. As a result, an investment in bank loans would not be afforded the same protections as an investment in securities, such as the extensive disclosure requirements under U.S. federal and/or state securities laws, which may adversely impact the Company’s ability to seek recourse in respect of such investments. Similarly, the documentation evidencing bank loans and loan participations will not necessarily be maintained with the Company’s custodian.
Investments in Life Science Industry
. Various segments of the life science industry are (or may become) (i) highly regulated at both the federal and state levels in the U.S. and internationally, (ii) subject to frequent regulatory change and (iii) dependent upon various government or private insurance reimbursement programs. While the Company may make investments in companies that comply with relevant laws and regulations, certain aspects of their operations may not have been subject to judicial or regulatory interpretation. An adverse review or determination by any one of such authorities, or an adverse change in regulatory requirements or reimbursement programs, could have a material adverse effect on the operations of the companies in which the Company invests. Recent legislative changes have had, and will likely continue to have, a significant impact on the life science industry. In addition, various legislative proposals related to the life science industry are introduced from time to time at the U.S. federal and state level, and any such proposals, if adopted, could have a significant impact on the life science industry.
The life science industry spends heavily on research and development and in relatively new technologies. Research findings and technological innovation (together with patent expirations) may make any particular treatment, service or product less attractive if previously unknown or underappreciated risks are revealed, or if a more effective, less costly or less risky solution is or becomes available. Certain new technologies are more costly and time-consuming to reach viability, and such companies may have difficulty establishing a market presence. Developing technologies are also more likely to have undeveloped regulatory frameworks and therefore there is a greater risk that regulatory developments may adversely affect the industry. Any such development could have a material adverse effect on the companies in which the Company invests.

General Economic and Market Risk
. The value of the Company’s investments could be affected by factors affecting the economy and securities markets generally, such as real or perceived adverse economic conditions, supply and demand for particular instruments, changes in the general outlook for certain markets or corporate earnings, interest rates, announcements of political information or adverse investor sentiment generally. The market values of the Company’s investments may decline for a number of reasons, including increases in defaults resulting from changes in overall economic conditions and widening of credit spreads. Unfavorable market conditions may also increase funding costs, limit access to the capital markets or result in credit terms changing or credit becoming unavailable. These events could have an adverse effect on the Company’s investments and the Company’s overall performance.
Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics) may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Such events, including rising trade tensions between the United States and China, other uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies with other countries, the large-scale invasion of Ukraine by Russia that began in February 2022 and resulting sanctions or other restrictive actions that the United States and other countries have imposed against Russia, the
COVID-19
pandemic, certain regional bank failures, an inflationary environment and the ongoing war in the Middle East, could adversely affect our business, financial condition or results of operations. These market and economic disruptions could negatively impact the operating results of the Portfolio Investments.
Additionally, the Federal Reserve raised the Federal Funds Rate in 2022 and in 2023. Although the Federal Reserve left its benchmark rates steady in the fourth quarter of 2023, it has indicated that additional rate increases in the future may be necessary to mitigate inflationary pressures and there can be no assurance that the Federal Reserve will not make upward adjustments to the federal funds rate in 2024. However, there are reports that the Federal Reserve may begin to cut the benchmark rates. These developments, along with the United States government’s credit and deficit concerns, global economic uncertainties and market volatility and the impacts of
COVID-19,
could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets and capital markets on favorable terms.
Continuing market uncertainty may have a significant impact on the business of the Company. Among other things, the level of investment opportunities may decline from the Adviser’s current expectations. One possible consequence is that the Company may take a longer than anticipated period to invest capital and/or the Company may be relatively concentrated in a limited number of investments. Consequently, during this period, the returns (if any) realized by Unitholders may be substantially adversely affected by the unfavorable performance of a small number of these investments. Furthermore, market conditions may unfavorably impact the Company’s ability to secure leverage on terms as favorable as more established borrowers in the market, or to obtain any leverage on commercially favorable terms. To the extent the Company is able to secure financing for investments, increases in interest rates or in the risk spread demanded by financing sources would make the use of leverage more expensive and could limit the Company’s ability to structure and consummate its investments. Although the Adviser believes that recent market dislocations will result in attractive investment opportunities, the Company may not be able to time the acquisition or disposition of its investments correctly, which could result in further depreciation in values.
Public Health Crises Risk
. Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of the Company’s control. These types of events have adversely affected and could continue to adversely affect operating results for the Company and for the Portfolio Investments. For example, the
COVID-19
pandemic has adversely impacted global commercial activity and contributed to significant volatility in the equity and debt markets. The
COVID-19
pandemic and restrictive measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, or the re-introduction
of business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions, labor shortages, increased inflationary pressure and overall economic and financial market instability both globally and in the United States. Many states, including those in which the Company and Portfolio Investments may operate, have issued orders requiring the closure of, or certain restrictions on the operation of, certain businesses. Such actions and effects remain ongoing and the ultimate duration and severity of the
COVID-19
pandemic, including
COVID-19
variants, remain uncertain.
Despite actions of the U.S. federal government and foreign governments, the uncertainty surrounding the
COVID-19
pandemic, including uncertainty regarding existing or future variants and other factors, has contributed to significant volatility in the global public equity markets and global debt capital markets.
General Credit Risk
. The Company is subject to significant credit risk (
i.e.
, the risk that an issuer or borrower will default in the payment of principal and/or interest on an instrument) in light of its investment strategy. Credit risk also includes the risk that a counterparty to a derivatives transaction (
e.g.
, a swap counterparty) will be unwilling or unable to meet its obligations. Financial strength and solvency of an issuer or borrower are the primary factors influencing credit risk. In addition, degree of subordination, lack or inadequacy of collateral or credit enhancement for a debt instrument may affect its credit risk. The degree of credit risk associated with any particular Portfolio Investment or any collateral relating thereto may be difficult or impossible for the Adviser to determine within reasonable standards of predictability. The Adviser utilizes various third parties that hold Company assets (such as the Custodian and prime brokers) in implementing the Company’s investment strategy, and the Company will therefore also be subject to credit risk with respect to such entities.
Although most of the Company’s investments will not be rated by any credit rating agency, in some cases, the credit risk of some of the Company’s Portfolio Investments may be broadly gauged by the credit ratings of such Portfolio Investments. However, ratings are only the opinions of the agencies issuing them, may change less quickly than relevant circumstances, are not absolute guarantees of the quality of the rated securities and are subject to downgrade. Credit ratings and ratings agencies have recently been criticized for ratings which did not fully reflect the risks of certain securities or which did not reflect such risks in a timely manner. For most investments, however, the Adviser will rely on its own independent analysis of the credit quality and risks associated with individual securities considered for the Company, rather than relying on ratings agencies or third-party research. Therefore, the Adviser’s capabilities in analyzing credit quality and associated risks will be particularly important (especially since it is currently anticipated that most of the Company’s assets will not be rated by a ratings agency or will be rated below investment grade), and there can be no assurance that the Adviser will be successful in this regard. See also “—
High Yield Debt and Unrated Securities
” below.
General Leverage Risks
. The Company employs leverage and otherwise incurs indebtedness with respect to its portfolio both on a recourse or non-recourse
basis (including through guarantees, derivatives, forward commitments and reverse repurchase agreements). The Company is not required to take any action (including unwinding or liquidating any position) in the event that such guideline is exceeded subsequent to the borrowing date, whether in the event of changes in the market value of the Company’s portfolio or otherwise. Prospective investors in the Company should expect that the effective leverage utilized by the Company may exceed such guideline, which only applies to direct borrowings; for instance, economic leverage inherent in the Company’s derivatives transactions and other investments will not be counted for purposes of such guideline, notwithstanding that such investments will be subject to many of the leverage-related risks described herein. In addition, determinations relating to leverage are inherently subjective and will involve the exercise of discretion by the Adviser (for instance, the Adviser may deem the amount of the Company’s direct borrowings to be reduced by cash and cash equivalents held by the Company or by a counterparty). See “—
Leveraged Companies
” below.
The use of leverage has the potential to magnify the gains or the losses on investments and to make the Company’s returns more volatile. Moreover, if the Company is required to de-lever
as a result of changing market conditions or otherwise, it may be forced to sell Portfolio Investments at inopportune times or at disadvantageous prices. On the other hand, while the Company will have the flexibility to use leverage, there can be no guarantee that leverage can be obtained, or obtained on terms and pricing the Adviser finds attractive, especially in the current market environment. As a result, prospective investors in the Company should recognize that Portfolio Investments may not be leveraged, or may be leveraged at an amount below any leverage level otherwise expected by the Adviser. Moreover, even if leverage can be arranged, the Company is not obligated to utilize such leverage and may do so at the sole discretion of the Adviser. Should leverage not be obtained or utilized by the Company, the returns for the Company may be lower than they would have been had such leverage been obtained and utilized.
In connection with any leverage utilized by the Company, the Company may secure its obligations with respect thereto with any and all of its assets, including its right to receive capital contributions from the Unitholders, pursuant to a pledge or other security agreement on terms that the Company determines are fair and reasonable to the Company. If the Company were to default on its obligations under such transactions, the counterparty could foreclose on the collateral and take possession of the Company’s assets and/or call capital from the Unitholders for purposes of repaying debt.
The terms of any leverage utilized by the Company are likely to impose significant restrictions on the Company’s operations and investment program, including as to the Company’s ability to pay distributions, incur additional leverage and engage in certain transactions.
Investments in Smaller and Middle-Market Companies
. The Company generally invests in smaller and middle market companies. While smaller and middle market companies generally have potential for rapid growth, they often involve higher risks because they may lack the management experience, financial resources, product diversification, competitive strength and access to capital of larger companies. In addition, in many instances, the frequency and volume of the trading of securities for such companies may be substantially less than is typical of larger companies. As a result, the securities of smaller and middle market companies may be subject to wider price fluctuations. When liquidating positions in smaller and middle market companies, the Company may have to sell portfolio holdings at discounts from quoted prices or may have to make a series of small transactions over an extended period of time. Investments in such companies may also be particularly difficult to analyze due to (among other factors) limited attention from analysts and large institutional investors, limited access to liquidity sources and, in certain cases, limited publicly available financial information. With respect to the Company’s investments in SMEs and similar loans, the Company may receive less borrower information, receive less collateral and be subject to heightened default risk as compared to loans made to other types of entities.

Hedging Transactions and Related Risks
. The Company may, but is not required to, engage in hedging transactions. In particular, as many of the Company’s Portfolio Investments are expected to consist of relatively illiquid securities whose price behavior is not particularly correlated to general fixed income or equity index returns, such Portfolio Investments are expected to be difficult or expensive to hedge, and as such the Company may not employ any hedging strategy in respect of such Portfolio Investments (including with respect to their credit risk).
To the extent the Adviser employs a hedging strategy for the Company, the success of any such hedging strategy will depend, in part, upon the Adviser’s ability to correctly assess the degree of correlation between the performance of the instruments used in the hedging strategy and the performance of the investments being hedged. Since the characteristics of many securities change as markets change or time passes, the success of the Company’s hedging strategy will also be subject to the Adviser’s ability to continually recalculate, readjust and execute hedges in an efficient and timely manner. While the Company may enter into hedging transactions to seek to reduce risk, such transactions may result in a poorer overall performance for the Company than if it had not engaged in such hedging transactions. For a variety of reasons, the Adviser may not seek to establish a precise correlation between the hedging instruments utilized and the portfolio holdings being hedged. Such an imprecise correlation may prevent the Company from achieving the intended hedge or expose the Company to risk of loss. Additionally, the Adviser may not hedge against a particular risk because it does not regard the probability of the risk occurring to be sufficiently high as to justify the cost of the hedge, or because it does not foresee the occurrence of the risk. Moreover, there is no guarantee that the Company’s intended hedging strategy will be successful in hedging out the subject risks.
Due Diligence Risk
. When conducting due diligence and making an assessment regarding a Portfolio Investment, the Adviser relies on the resources available to it, including internal sources of information as well as information provided by third parties. The Adviser may at times be required to rely on limited or incomplete information during the due diligence process. The Adviser selects Portfolio Investments in part on the basis of information and data filed with various government regulators and publicly available or made directly available by prospective portfolio companies or third parties. The Adviser expects that it will not be in a position to confirm the completeness, genuineness or accuracy of such information and data, and will therefore be dependent upon the integrity of the management of the entities filing such information and of such portfolio companies and third parties providing such information. In addition, there can be no assurance that any consultants or experts engaged by the Adviser will accurately evaluate such Portfolio Investments. Investment analyses and decisions by the Adviser may be undertaken on an expedited basis to enable the Company to take advantage of investment opportunities with accelerated timelines. In such cases, the available information at the time of an investment decision may be limited, inaccurate and/or incomplete. Accordingly, the Adviser cannot guarantee that its due diligence investigations will reveal or highlight all relevant facts that may be necessary or helpful in evaluating investment opportunities. Furthermore, the Company bears its proportionate share of all due diligence-related fees, costs, expenses and liabilities (including in respect of investments that are not ultimately consummated); such fees, costs, expenses and liabilities may be significant and could reduce Company returns.
Interest Rate Risk
. Interest rate risk refers to the risks associated with market changes in interest rates. In general, rising interest rates, such as the recent economic period, will negatively impact the price of fixed rate debt instruments and falling interest rates will have a positive effect on the price of such debt instruments. Many of the Company’s investments are expected to be variable rate loans with interest that adjusts with market rates. These loans will generally also react to interest rate changes in a similar manner although generally to a lesser degree (depending, however, on the characteristics of the reset terms, including the index chosen, frequency of reset and reset caps or floors, among other factors).
The Company’s other investments and transactions may also be affected by changes in interest rates. Declines in market value, if not offset by any corresponding gains on hedging instruments, may ultimately reduce earnings or result in losses to the Company.
The prices of long-term debt obligations generally fluctuate more than prices of short-term debt obligations as interest rates change. To the extent the Company invests in longer-term Portfolio Investments, it will be impacted to a greater degree by changes in market interest rates than if the Company invested primarily in short-term debt securities.
To the extent the Company borrows money, or issues preferred Units to make investments, its net investment income will depend, in part, upon the difference between the rate at which the Company borrows funds or pays distributions on preferred Units and the rate at which it invests those funds. As a result, the Company can offer no assurance that a significant change in market interest rates will not have a material adverse effect on its net investment income in the event the Company uses debt to finance investments. In periods of rising interest rates, such as the recent economic period, the Company’s cost of funds will increase because the interest rates on the amounts borrowed under the Company’s credit facilities or certain other financing arrangements will typically be floating, which could reduce the Company’s net investment income to the extent any Portfolio Investments have fixed interest rates, and the interest rate on Portfolio Investments with an interest rate floor (such as a SOFR (as defined below) floor) above then-current levels will not increase until interest rates exceed the applicable minimum interest rate floor. Rising interest rates may also increase the cost of debt for the Portfolio Investments, which could adversely impact the Portfolio Investment’s financial performance and ability to meet ongoing obligations to the Company. The Company expects that its long-term fixed-rate investments will be financed primarily with equity and long-term debt. The Company may use interest rate risk management techniques in an effort to limit its exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. These activities could limit the Company’s ability to participate in the benefits of lower interest rates with respect to the hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on the Company’s business, financial condition and results of operations. Also, an increase in interest rates available to investors could make an investment in the Company’s Units less attractive if the Company is not able to increase its distribution rate, which could reduce the value of the Company’s Units.
Liquidity Risk
. Most of the Company’s Portfolio Investments at any given time are expected to be illiquid, such that either no market exists for them or they are restricted as to their transferability under federal, state or foreign securities laws. Similarly, the Adviser may from time to time possess material, non-public
information about an issuer, which could limit the ability of the Company to buy and sell Portfolio Investments. The illiquid nature of the Company’s positions may make it difficult, if not impossible, for the Company to (i) close out unprofitable positions and redeploy capital, except when a viable exit strategy can be developed (which may require a much longer commitment than the Adviser had anticipated), and (ii) meet margin calls or similar requirements of Company transaction counterparties to furnish additional liquid collateral. In addition, the sale of the Company’s investments may be made at substantial discounts and/or otherwise disadvantageous terms.
Inflation/Deflation Risk
. Inflation risk results from the variation in the value of cash flows from a security due to inflation, as measured in terms of purchasing power. The Company is exposed to inflation risk with respect to any fixed rate investments that it makes, if any, because the interest rate the issuer has to pay the Company is fixed for the life of the security. To the extent that interest rates reflect the expected inflation rate, floating rate loans have a lower level of inflation risk.
Any disruptions in the capital markets, as a result of inflation and a rising interest environment or otherwise, may increase the spread between the yields realized on risk-free and higher risk securities and can result in illiquidity in parts of the capital markets, significant write-offs in the financial sector and re-pricing
of credit risk in the broadly syndicated market. These and any other unfavorable economic conditions could increase the Company’s funding costs, limit the Company’s access to the capital markets or result in a decision by lenders not to extend credit to the Company. In addition, market conditions (including inflation, supply chain issues and decreased consumer demand) could impact the operations of certain of our Portfolio Investments. If the financial results of middle-market companies, like those in which the Company intends to invest, experience deterioration, it could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults, and further deterioration in market conditions will further depress the outlook for those companies. Further, adverse economic conditions may decrease the value of collateral securing some of the Company’s loans and the value of the Company’s equity investments. Such may require the Company to modify the payment terms of its investments, including changes in PIK interest provisions and/or cash interest rates. The performance of certain of our Portfolio Investments may be negatively impacted by these economic or other conditions, which can result in the Company’s receipt of reduced interest income from its Portfolio Investments and/or realized and unrealized losses related to its Portfolio Investments, and, in turn, may adversely affect distributable income and have a material adverse effect on the Company’s results of operations.
Financial Fraud
. Instances of fraud and other deceptive practices committed by management, employees or Service Providers of the Company’s Portfolio Investments or by other financial institutions may undermine the Adviser’s due diligence efforts with respect to, and/or negatively affect the valuation of, the Company’s Portfolio Investments. In addition, financial fraud may contribute to overall market volatility, which can negatively impact the Company’s investment program.
OFAC, FCPA and Related Considerations
. Economic sanction laws in the U.S. and other jurisdictions may prohibit the Adviser, its personnel and the Company from transacting with or in certain countries and with certain individuals and companies. In the U.S., the U.S. Department of the Treasury’s Office of Foreign Assets Control administers and enforces laws, Executive Orders and regulations establishing U.S. economic and trade sanctions.
Such sanctions prohibit, among other things, transactions with, and the provision of services to, certain foreign countries, territories, entities and individuals. These types of sanctions may restrict the Company’s investment activities.

In some countries, there is a greater acceptance than in the U.S. of government involvement in commercial activities, and of corruption. The Company may be adversely affected because of its unwillingness to participate in transactions that violate such laws or regulations. Such laws and regulations may make it difficult in certain circumstances for the Company to act successfully on investment opportunities and for Portfolio Investments to obtain or retain business.
In recent years, the U.S. Department of Justice and the SEC have devoted greater resources to enforcement of the U.S. Foreign Corrupt Practices Act (the “FCPA”). In addition, the United Kingdom has recently significantly expanded the reach of its anti-bribery laws. Violations of the FCPA or other applicable anti-corruption laws or anti-bribery laws could result in, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect the Company’s ability to achieve its investment objective and/or conduct its operations.
Risks Relating to Waivers or Deferrals of Covenants and Covenant-Lite Loans
. The Company structures the debt investments in the Portfolio Investments to include business and financial covenants placing affirmative and negative obligations on the operation of the company’s business and its financial condition. However, from time to time the Company may elect to waive breaches of these covenants, including our right to payment, or waive or defer enforcement of remedies, such as acceleration of obligations or foreclosure on collateral, depending upon the financial condition and prospects of the particular Portfolio Investment. These actions may reduce the likelihood of the Company receiving the full amount of future payments of interest or principal and be accompanied by a deterioration in the value of the underlying collateral as many of these companies may have limited financial resources, may be unable to meet future obligations and may go bankrupt. This could negatively impact the Company’s ability to pay distributions, could adversely affect its results of operations and financial condition and cause the loss of all or part of your investment.
In addition, some of the loans in which we may invest may be “covenant-lite” loans. We use the term “covenant-lite” loans to refer generally to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.
General Risks Related to the Company
Risk of Loss
. An investment in the Company is highly risky. There can be no assurance that the Company will achieve its investment objective or any particular level of returns. An investor may lose all of its money by investing in the Company. Among other things, the Company may invest in assets that are underperforming or non-performing
and/or in securities of issuers who are under financial stress. By their nature, such investments are considered speculative and entail substantial risks that are generally higher than the risks of investments in performing assets and securities of issuers that are not under financial stress. Any losses in the Company will be borne solely by investors in the Company and not by the Adviser or any of its respective affiliates (except to the extent they invest capital in the Company, in which case they, with respect to such capital invested, will bear their pro rata portion of such loss).
No Market for Units
. Pursuant to the LLC Agreement, Units are not generally transferable and voluntary withdrawal of Units is not allowed. A Unitholder is not expected to be able to sell, assign or transfer its Units prior to an Exchange Listing. In addition, transfers of Units may be affected by restrictions on resales imposed by federal and state securities laws. The Units are not registered under the Securities Act or any state securities laws and may not be transferred unless registered under applicable federal and state securities laws or unless an exemption from such laws is available. While we may engage in an Exchange Listing in the future, there can be no assurance that an Exchange Listing will be consummated for Unitholders. Therefore, an investment in the Company must be considered illiquid and must only be made by persons that are able to bear the risk of their investment in the Company for an indefinite period of time.
Management Risk and Reliance on Management
. The Company is subject to management risk because the Adviser actively manages its investment portfolio. The Adviser will apply investment and disposition techniques and risk analyses in making investment and disposition decisions for the Company, but there can be no guarantee that these will produce the desired results. In addition, as Unitholders may not participate in the management of the Company, only investors who are willing to entrust all aspects of the management of the Company to the Adviser should subscribe for Units.

The success of the Company is highly dependent upon the financial and managerial experience of the Adviser and any consultants or other Service Providers retained by the Company. The success of the Adviser is highly dependent on the financial and managerial experience of the investment professionals, who may not continue to be employed by or associated with the Adviser during the entire term of the Company. In addition, a number of members of the professional staff of the Adviser are investors in other investment vehicles advised by SLR and are actively involved in managing the investment decisions of these investment vehicles, as well as investment decisions of other clients of SLR. Accordingly, the members of the professional staff of the Adviser have demands on their time for the investment, monitoring and other functions of other funds and other clients advised by SLR. In addition, competition in the financial services, private equity and alternative asset management industries for qualified investment professionals is intense. The Adviser’s continued ability to effectively manage the Company’s investments depends on its ability to attract new investment professionals and to retain and motivate its existing investment professionals.
Notwithstanding the foregoing, at any time during the Company’s term, the Adviser may assign the full and exclusive authority and responsibility granted to it under the Investment Management Agreement to an investment adviser under common control with the Adviser, subject to applicable law. The Adviser may take any actions that are necessary or incidental to any such assignment, including assigning the Investment Management Agreement or causing the Company to enter into a new Investment Management Agreement. Although it is expected that (x) any new investment adviser would be a registered investment adviser under the Advisers Act, (y) the management fee and incentive fee payable by the Company to such entities would be identical to that payable to the Adviser and (z) certain investment professionals would continue to be responsible for managing the Company’s assets, there is no guarantee that any or all of such characteristics will apply to any such new investment adviser.
The Investment Committee may delegate
non-investment
decisions (including decisions relating to cash management and similar non-material
transactions (which shall not be considered “investments” for these purposes), diligence decisions, decisions relating to transactions involving material non-public
information and decisions relating to the engagement of consultants, law firms and other Service Providers) to other investment professionals in their sole discretion. Any decisions made by such subset or other investment professionals may be materially different and/or less optimal than decisions that would have been made by the Investment Committee.
Referral Relationships with Financial Sponsors
. The Adviser expects that the professional staff of the Adviser will maintain and develop their relationships with financial sponsors, including venture capital sponsors, and the Company will rely to a significant extent upon these relationships to provide the Company with potential investment opportunities. If the professional staff of the Adviser fail to maintain their existing relationships or develop new relationships with other sponsors or sources of investment opportunities, the Company will not be able to grow its investment portfolio. In addition, individuals with whom the professional staff of the Adviser have relationships are not obligated to provide the Company with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for the Company. If the Adviser is unable to source investment opportunities, the Company may hold a greater percentage of its assets in cash and cash equivalents than anticipated, which could impact potential returns on the Company’s portfolio.
Recourse to the Company’s Assets
. The Company’s assets, including any Portfolio Investments made by the Company and any capital held by the Company, are available to satisfy all liabilities and other obligations of the Company. In addition, the Company may pledge its right to call capital from Unitholders. If the Company becomes subject to a liability, parties seeking to have the liability satisfied may have recourse to the Company’s assets generally and may not be limited to any particular asset, such as the Portfolio Investment giving rise to the liability. To the extent the Company chooses to use special-purpose entities for individual transactions to reduce recourse risk (and it may, but will be under no obligation to do so), the bona fides
of such entities may be subject to later challenge based on a number of theories, including veil piercing or substantive consolidation.
Unspecified Use of Proceeds
. The proceeds from the issuance of the Units are intended to be invested in Portfolio Investments. Unitholders will not have an opportunity to evaluate for themselves the relevant economic, financial and other information regarding the investments in which the proceeds from the issuance of the Units will be invested and, accordingly, are dependent upon the judgment and ability of the Adviser in investing and managing the capital of the Company.
Identification of Potential Investment Opportunities
. There is no assurance that the Adviser’s analysis in this regard, as implemented, will take into consideration all appropriate factors or appropriately weigh the factors that are considered in its analysis, especially given the heightened difficulty of the analysis required to evaluate certain Portfolio Investments. In particular, catalysts and/or exit strategies that initially appear to be viable may be precluded over time due to economic, legal, political or other factors. In addition, because the successful implementation of the Company’s investment strategy depends, in part, on its ability to successfully predict and take advantage of changing market conditions, to the extent it is unable to do so, returns may be adversely affected. These considerations are particularly relevant in light of the current uncertain economic and regulatory environment. See “—
Regulatory Risks Relating to the Company
” below.

Competition; Potential for Insufficient Investment Opportunities
. The business of identifying and effecting investments of the types contemplated by the Adviser is competitive and there can be no assurance that the Adviser will be able to identify and obtain a sufficient number of investment opportunities to invest the full amount of capital that may be committed to the Company. Increased competition for, or a diminishment in the available supply of, potential Portfolio Investments could result in lower returns on such Portfolio Investments. The Company may engage in auction or similar bidding processes with respect to certain Portfolio Investments, which processes are often highly competitive and may involve numerous other bidders about which the Company possesses limited or no information; as a result, the foregoing considerations will be applicable with respect to any such processes.
Insufficient Capital for
Follow-On
Investments
. Following its initial investment in a Portfolio Investment, the Company may have the opportunity to increase its investment in such Portfolio Investment. There is no assurance that the Company will make follow-on
investments or that the Company will have sufficient resources to, or be permitted to, make such investments. Any decision not to make follow-on
investments or the Company’s inability to make them may have a substantial negative impact on the company in need of such an investment, may result in missed opportunities for the Company or may result in dilution of the Company’s investment.
Concentration of Portfolio Investments
. The Company may participate in a limited number of Portfolio Investments and, as a consequence, the aggregate return of the Company may be substantially adversely affected by the unfavorable performance of any single investment. The Company has a broad and flexible investment mandate, and, beyond the asset diversification requirements associated with the Company’s intention to comply with the requirements to qualify as a RIC for U.S. tax purposes, and except as noted above, the Company is not subject to any limits or proportions with respect to the mix of permitted Portfolio Investments. As a result, the Company’s Portfolio Investments could potentially be concentrated in relatively few strategies, issuers, industries, markets, geographies or investment types. Such non-diversification
would make the Company more susceptible to risks associated with a single economic, political or regulatory occurrence than a more diversified portfolio might be. The Company could be subject to significant losses if it holds a relatively large position in a single strategy, issuer, industry, market, geographic region or a particular type of Portfolio Investment that declines in value, and the losses could increase even further if the Portfolio Investments cannot be liquidated without adverse market reaction or are otherwise adversely affected by changes in market conditions or circumstances.
Third-Party Involvement
. The Company may hold a portion of its investments through partnerships, joint ventures, securitization vehicles or other entities with third-party investors (collectively, “joint ventures”). Joint venture investments involve various risks, including the risk that the Company will not be able to implement investment decisions or exit strategies because of limitations on the Company’s control under applicable agreements with joint venture partners, the risk that a joint venture partner may become bankrupt or may at any time have economic or business interests or goals that are inconsistent with those of the Company, the risk that a joint venture partner may be in a position to take action contrary to the Company’s objectives, the risk of liability based upon the actions of a joint venture partner and the risk of disputes or litigation with such partner and the inability to enforce fully all rights (or the incurrence of additional risk in connection with enforcement of rights) one partner may have against the other, including in connection with foreclosure on partner loans, because of risks arising under state law. In addition, the Company may be liable for actions of its joint venture partners.
Leveraged Companies
. The Company will invest in Portfolio Investments whose capital structures have significant leverage. Such Portfolio Investments are inherently more sensitive to declines in revenues and asset values and to increases in expenses and interest rates. The leveraged capital structure of such Portfolio Investments will increase the exposure of the Portfolio Investments to adverse economic factors such as downturns in the economy or deterioration in the condition of the Portfolio Investment, its underlying assets or its industry. Additionally, the securities acquired by the Company may be the most junior securities in what may be a complex capital structure, and thus subject to the greatest risk of loss.
Portfolio Turnover
. The Company will not place any limit on the rate of portfolio turnover, and Portfolio Investments may be sold or otherwise disposed of without regard to the time they have been held when, in the judgment of the Adviser, investment considerations warrant such action. A high rate of portfolio turnover involves correspondingly greater expenses than a lower rate, may act to reduce the Company’s investment gains or create a loss for investors and may result in significant tax costs for investors depending on the tax provisions applicable to such investors.
No Assurance of Cash Distributions
. Subject to the Board’s discretion and applicable legal restrictions, the Company expects to declare and pay distributions quarterly. The Company expects to pay these distributions out of assets legally available for distribution. However, there are no assurances that the Company will achieve investment results that will allow a targeted level of cash distributions or year-to-year
increases in cash distributions. All distributions that are made will be at the discretion of the Board and will depend on earnings, financial condition, maintenance of RIC status and other factors as the Board may deem to be relevant. The Company’s ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this annual report on Form
10-K.
If the Company violates certain covenants under its existing or future credit facilities or other leverage, the Company may be limited in its ability to make distributions. To the extent the Company makes distributions to Unitholders that include a return of capital, such portion of the distribution essentially constitutes a return of the Unitholder’s investment. In addition, the inability to satisfy the asset coverage test applicable to a BDC may limit the Company’s ability to pay distributions. There can be no assurances that the Company will pay distributions to Unitholders in the future.
In certain cases, the Company may recognize income before or without receiving the accompanying cash. Depending on the amount of noncash income, this could result in difficulty satisfying the annual distribution requirement applicable to RICs. Accordingly, the Company may have to sell some Portfolio Investments at times it would not consider advantageous, raise additional debt or equity capital or reduce new investments to meet these distribution requirements.
U.S.
 Dollar Denomination of Units
. Units are denominated in U.S. Dollars. Investors subscribing for Units in any country in which U.S. Dollars are not the local currency should note that changes in the rate of exchange between U.S. Dollars and such currency may have an adverse effect on the value, price or income of the investment to such investor. There may be foreign exchange regulations applicable to investments in
non-U.S.
currencies in certain jurisdictions. Each prospective investor should consult with its own counsel and advisors as to all legal, tax, financial and related matters concerning an investment in the Units.
Forward-Looking Statements
. This annual report on Form
10-K
contains forward-looking statements, including observations about market and industry and regulatory trends as of the original date of this annual report on Form
10-K.
Those forward-looking statements reflect the Adviser’s current view in respect of future events. Actual events could differ materially from those in the forward-looking statements as a result of factors beyond the Adviser’s or the Company’s control. Investors are cautioned not to place undue reliance on such statements. No party has an obligation to update any of the forward-looking statements in this annual report on Form
10-K.
Projections
. The Company may rely upon projections, forecasts or estimates developed by the Adviser, the Company or an issuer in which the Company is invested concerning the issuer’s future performance and cash flow. Projections, forecasts and estimates are forward-looking statements, are inherently uncertain and are based upon certain assumptions. Actual events are difficult to predict and beyond the Company’s control. Actual events may differ from those assumed. Some important factors which could cause actual results to differ materially from those in any forward-looking statements include changes in interest rates; domestic and foreign business, market, financial or legal conditions; leverage amounts and costs; and the degree to which the Portfolio Investments are hedged and the effectiveness of such hedges. Accordingly, there can be no assurance that estimated returns or projections can be realized or that actual returns or results will not be materially lower than those estimated therein.
Valuation of Illiquid Assets
. It is expected that substantially all of the Company’s investments will be in securities or other financial instruments for which market quotations are not available. The process of valuing securities for which reliable market quotations are not available is based on inherent uncertainties, and the resulting values may differ from values that would have been determined had a ready market existed for such securities from values placed on such securities by other investors and from prices at which such securities may ultimately be sold. In addition, third-party pricing information may at times not be available regarding certain of the Company’s assets or, if available, may not be considered reliable. In particular, recent disruptions in the credit markets have resulted in a severe lack of liquidity for many securities, making them more difficult to value and, in many cases, putting significant downward pressure on prices. Subject to approval by the Board, the Adviser will determine the fair value of securities, loans or other instruments for which market quotes are not readily available (or if extraordinary events occur after the last readily available quotation). The Board will (1) periodically assess and manage valuation risks; (2) establish and apply fair value methodologies; (3) test fair value methodologies; (4) oversee and evaluate third-party pricing services, as applicable; (5) oversee the reporting required by Rule
2a-5
under the 1940 Act; and (6) maintain recordkeeping requirements under Rule
2a-5.
There can be no assurance that such valuations will be reliable, accurate or reflective of the prices at which such investments are ultimately realized. In addition, certain of the securities or other assets that the Company seeks to sell or acquire via cross trade may be illiquid and difficult to value, therefore there can be no assurance that such valuation will be accurate.
Assets Believed to Be Undervalued or Incorrectly Valued
. Securities that the Adviser believes are fundamentally undervalued or incorrectly valued may not ultimately be valued in the capital markets at prices and/or within the timeframe the Adviser anticipates. As a result, the Company may lose all or substantially all of its investment in any particular instance.

Model Risks
. The Adviser may employ financial/analytical models to aid in the selection of the Portfolio Investments, to allocate investments across various strategies and risks and to determine the risk profile of the Company. If any such models are employed, the success of the Company’s investment activities will depend, in large part, upon the viability of these models. There can be no assurance that the models are currently viable, or will remain viable during the term of the Company, due to various factors, including the quality of the data input into the models and the assumptions underlying such models, which to varying degrees involve the exercise of judgment, as well as the possibility of errors in constructing or of using the model. Even if the models function as anticipated, they cannot account for all factors that may influence the returns on the Portfolio Investments. Also, there can be no assurance that the investment professionals utilizing the models will be able to (i) determine that any model is or will become not viable or not completely viable or (ii) notice, predict or adequately react to any change in the viability of a model. The use of a model that is not viable or not materially viable could, at any time, have a material adverse effect on the performance of the Company.
Regulatory Investigations or Third-Party Litigation
. The Company as well as the Adviser and its affiliates participate in a highly regulated industry and are each subject to regulatory examinations in the ordinary course of business. There can be no assurance that the Company and the Adviser and/or any of its affiliates will avoid regulatory investigation and possible enforcement actions stemming therefrom. The Adviser is a registered investment adviser and, as such, is subject to the provisions of the Advisers Act. The Company and the Adviser are each, from time to time, subject to formal and informal examinations, investigations, inquiries, audits and reviews from numerous regulatory authorities both in response to issues and questions raised in such examinations or investigations and in connection with the changing priorities of the applicable regulatory authorities across the market in general.
The Company’s investment activities may subject it to the risks and costs of becoming involved in litigation with third parties due to, among other reasons, the fact that different investor groups may have qualitatively different, and frequently conflicting, interests with respect to certain Portfolio Investments.
The risk of litigation with third parties will be elevated in situations where an issuer is stressed or distressed. See “—
Litigation and Related Risks Associated with Origination and Servicing
” above. The expense of defending against claims by third parties and paying any amounts pursuant to settlements or judgments, or bringing claims against third parties, would generally be borne by the Company and would reduce net assets. In addition, the Company’s investment activities may subject it to certain risks inherent in restructuring, bankruptcy and similar proceedings. See “—
Risks Associated with Bankruptcy and Insolvency Cases
” below.
Broad Indemnification
. The Company and/or the Adviser on behalf of the Company may enter into various agreements or arrangements which limit the liability of its Service Providers, including the Adviser and its affiliates, the Administrative Coordinator, the Custodian, and their affiliates, employees, officers and directors, and require the Company to indemnify and/or provide broad representations, warranties and covenants in favor of such persons. U.S. federal and state securities laws impose liabilities under certain circumstances on persons that cannot be waived by contract, other agreements or documents. Therefore, nothing in those agreements should be deemed or construed in a manner that purports to waive or limit any right to the extent prohibited by law.
The Company is required to indemnify the Adviser and its respective affiliates, each of the former, current and future shareholders, partners, members, other equity holders, officers, directors, employees, managers, trustees, agents and other representatives of the Adviser and its respective affiliates, and other persons set forth in the LLC Agreement as an “Indemnitee” for Claims (as defined in the LLC Agreement) that may accrue to or be incurred by an Indemnitee, in connection with any claim, demand, investigation, suit, proceeding or action in which an Indemnitee may become involved, as a party or otherwise, or with which an Indemnitee may be threatened, relating to or arising out of the investments or other activities of the Company, activities undertaken in connection with the Company, or otherwise relating to or arising out of the LLC Agreement or the Subscription Agreements, and otherwise as provided in the LLC Agreement or the Subscription Agreements. Such Claims may be material and have an adverse effect on the returns to the Unitholders. The Company may also provide broad indemnities, representations, warranties and covenants in connection with the acquisition, management and disposition of Portfolio Investments or otherwise in connection with the Company’s investment program.
Any indemnification obligations of the Company would be payable from the assets of the Company, including the unfunded Commitments of the Unitholders, and would adversely affect the Company’s returns.
Adverse Consequences of Default
. A Unitholder in default with respect to its unfunded Commitment may experience material adverse effects on its investment. When a Unitholder defaults, the Board, in its discretion, may cause the defaulting Unitholder to forfeit a portion of the distributions to which the defaulting Unitholder may otherwise have been entitled. The Board may also require a forced sale of the defaulting Unitholder’s interest. In addition, the Board may pursue any available legal or equitable remedies, with the expenses of collection of the unpaid amount, including attorneys’ fees, to be paid by the defaulting Unitholder.

Upon the default of a Unitholder, the Company may deliver an amended funding notice to the non-defaulting
Unitholders increasing their capital contributions by up to an aggregate amount equal to the capital contribution that the defaulting Unitholder failed to make, not in excess of a Unitholder’s unfunded Commitment.
The Board may require a defaulting Unitholder to contribute the entirety of its remaining Commitment to the Company. For any such Unitholder, the return on its Company investment may be materially lower than returns to Unitholders who do not pre-fund
their Commitments.
Distributions in Kind
. If distributions are made of assets held by the Company in lieu of cash, the amount of any such distribution will be accounted for at the fair market value of such assets as determined in accordance with procedures set forth in the LLC Agreement. An independent appraisal generally will not be required and is not expected to be obtained. Assets distributed in kind may not be readily marketable or disposable, and Unitholders therefore must be prepared to bear the risks of owning such assets for an indefinite period of time (and to incur costs and expenses in connection with any disposition thereof). In addition, there can be no assurance that the value of such assets as determined in accordance with procedures set forth in the LLC Agreement will ultimately be realized.
Risks Related to the Russian Invasion of Ukraine
. On February 24, 2022, the Russian military commenced a full-scale invasion of Russia’s pre-positioned
forces into Ukraine, which could have a negative impact on the economy and business activity globally (including in the countries in which the Company invests), and therefore could adversely affect the performance of the Portfolio Investments. Following such invasion, the United States and several European nations announced sanctions against Russia. Furthermore, the conflict between the two nations and the varying involvement of the United States and other NATO countries could preclude prediction as to their ultimate adverse impact on global economic and market conditions, and, as a result, presents material uncertainty and risk with respect to the Company and the performance of its investments or operations, and the ability of the Company to achieve its investment objectives. Additionally, to the extent that third parties, investors, or related customer bases have material operations or assets in Russia or Ukraine, they may have adverse consequences related to the ongoing conflict.
Risks Related to Electronic Communications/Cybersecurity Risk
. The Company provides to Unitholders statements, reports and other communications relating to the Company and/or the Unitholder’s interest in electronic form, such as
e-mail
or via a password protected website (“Electronic Communications”).
The Company relies on the Adviser’s enterprise-wide cybersecurity program, to protect its information, including due oversight of the cybersecurity programs of the Company’s key Service Providers and processes for the assessment, identification, and management of material risks from cybersecurity threats, including those associated with the use of third-party Service Providers. There are certain costs and possible risks associated with the use of Electronic Communications. Electronic Communications may be modified, corrupted, or contain viruses or malicious code, and may not be compatible with a Unitholder’s electronic system. The Company cannot provide any assurance that Electronic Communications are secure and will not be responsible for any computer viruses, problems or malfunctions resulting from the use of Electronic Communications. In addition, reliance on Electronic Communications involves the risk of inaccessibility, power outages or slowdowns for a variety of reasons. These periods of inaccessibility may delay or prevent receipt of reports or other information by the Unitholders.
While the Adviser employs various measures to address cybersecurity-related issues, the Adviser, the Administrative Coordinator, the Company and their respective Service Providers may nevertheless be subject to operational and information security risks resulting from cybersecurity incidents. A cybersecurity incident refers to both intentional and unintentional events that may cause the Adviser, the Company or their respective Service Providers to lose or compromise confidential information, suffer data corruption or lose operational capacity. Cybersecurity incidents include stealing or corrupting data maintained online or digitally, denial of service attacks on websites, the unauthorized release of confidential information or various other operational disruptions. If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information, including nonpublic personal information related to Unitholders (and their beneficial owners) and material nonpublic information. The systems the Adviser has implemented to manage risks relating to these types of events could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems or of disaster recovery plans for any reason could cause significant interruptions in the Company’s and the Adviser’s operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to Unitholders, material nonpublic information and other sensitive information in the Adviser’s possession.

A disaster or a disruption in the infrastructure that supports the Adviser’s business, including a disruption involving Electronic Communications or other services used by the Adviser or third parties with whom the Adviser conducts business, or directly affecting the Adviser’s headquarters, could have a material adverse impact on the Adviser’s ability to continue to operate its business without interruption and to protect the Company, insofar as is practicable, from the hazards of cybersecurity threats and vulnerabilities in accordance with applicable legal requirements and guidance. The Adviser’s disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse the Adviser for its losses, if at all.
Although the Company is not currently aware of any cyber-attacks or other incidents that, individually or in the aggregate, have materially affected, or would reasonably be expected to materially affect, its operations or financial condition, there has been an increase in the frequency and sophistication of the cyber and security threats faced in the marketplace. Cyber-attacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside or inside parties. The Company may be a target for attacks because, as a specialty finance company, it holds confidential and other sensitive information, including price information, about existing and potential investments. Further, the Company is dependent on third-party vendors for hosting hardware, software and data processing systems that it does not control. The Company also relies on third-party Service Providers for certain aspects of its business, including for certain information systems, technology and administration of its Portfolio Investments and compliance matters. While the Company relies on the cybersecurity strategy and policies implemented by the Adviser, its reliance on the Adviser and third-party Service Providers removes certain cybersecurity functions from outside of the Company’s immediate control, and cyber-attacks on the Adviser, on the Company or on third-party Service Providers could adversely affect the Company, its business, and its reputation. The costs related to cyber-attacks or other security threats or disruptions may not be fully insured or indemnified by others, including by the Company’s third-party providers.
As the Company’s reliance on computer hardware and software systems, data processing systems, and other technology has increased, so have the risks posed to such systems, both those the Adviser controls and those provided by third-party vendors. Cyber-attacks may originate from a wide variety of sources, and while the Adviser has implemented processes, procedures, and internal controls designed to mitigate cybersecurity risks and cyber-attacks, these measures do not guarantee that a cyber-attack will not occur or that the Company’s financial results, operations, or confidential information, personal, or other sensitive information will not be negatively impacted by such an incident, especially because the techniques of threat actors change frequently and are often not recognized until launched. The Adviser relies on industry accepted security measures and technology to securely maintain confidential and proprietary information maintained on its information systems, as well as on policies and procedures to protect against the unauthorized or unlawful disclosure of confidential, personal, or other sensitive information. Although the Adviser takes protective measures and endeavors to strengthen its computer systems, software, technology assets, and networks to prevent and address potential cyber-attacks, there can be no assurance that any of these measures prove effective. The Adviser expects to be required to devote increasing levels of funding and resources, which may in part be allocated to the Company, to comply with evolving cybersecurity and privacy laws and regulations and to continually monitor and enhance its cybersecurity procedures and controls. In addition, the Company, the Adviser, the Administrative Coordinator, or their employees, if any, may also be the target of fraudulent emails or other targeted attempts to gain unauthorized access to confidential, personal, or other sensitive information. The result of any cyber-attack or other security incidents may include disrupted operations, misstated or unreliable financial data, fraudulent transfers or requests for transfers of money, liability for stolen information (including personal information), investigations, misappropriation of assets, increased cybersecurity protection and insurance costs, litigation and damage to the Company’s business relationships, regulatory fines or penalties, or other adverse effects on its business, financial condition or results of operations. The Adviser may be required to expend significant additional resources to modify its protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks related to cyber-attacks. The rapid evolution and increasing prevalence of artificial intelligence technologies may also increase cybersecurity risks.
In addition, cybersecurity has become a top priority for global lawmakers and regulators around the world, and some jurisdictions have proposed or enacted laws requiring companies to notify regulators and individuals of data security breaches involving certain types of personal data. In particular, state and federal laws and regulations related to cybersecurity compliance continue to evolve and change, which may require substantial investments in new technology, software and personnel, which could affect the Company’s profitability. These changes may also result in enhanced and unforeseen consequences for cyber-related breaches and incidents, which may further adversely affect the Company’s profitability. If the Adviser fails to comply with the relevant and increasing laws and regulations, the Adviser could suffer financial losses, a disruption of its businesses, liability to investors, regulatory intervention or reputational damage.
Policies of remote working, whether by the Adviser, the Administrative Coordinator, the Company or by their respective Service Providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts.

Cybersecurity risks are exacerbated by the rapidly increasing volume of highly sensitive data, including the Company’s proprietary business information, personal information of the Adviser’s employees, the Company’s investors and others, and other sensitive information that the Adviser collects, processes, and stores in its data centers and on its networks or those of third-party Service Providers. The secure processing, maintenance, and transmission of this information are critical to the Company’s operations. There is a risk that encryption and other protective measures against cyber-attacks may be circumvented, particularly to the extent that new computing technologies increase the speed and computing power available. Even the most well-protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. A significant actual or potential theft, loss, corruption, exposure, fraudulent use or misuse of investor or other personal information, proprietary business data or other sensitive information, whether by third parties or as a result of malfeasance by the Adviser’s employees or otherwise, non-compliance
with applicable contractual or other legal obligations regarding such data or intellectual property or a violation of applicable privacy and security policies with respect to such data could result in significant investigation, remediation and other costs, fines, penalties, litigation or regulatory actions against the Company and significant reputational harm, any of which could harm the Company’s business and results of operations. Cybersecurity risks require continuous and increasing attention and other resources from the Adviser to, among other actions, identify and quantify these risks and upgrade and expand its technologies, systems and processes to adequately address such risks. Such attention diverts time and other resources from other activities and there is no assurance that the Adviser’s efforts will be effective.
Cybersecurity incidents may adversely impact the Company and its Unitholders. There is no guarantee that the Company, the Adviser, and/or their respective Service Providers will be successful in protecting against cybersecurity incidents.
Financial Services Industry Risks
. Cash not held in custody accounts and held by the Company, the Adviser and the Portfolio Investments in
non-interest-bearing
and interest-bearing operating accounts could, at times, exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, the Company, the Adviser, or the Portfolio Investments could lose all or a portion of those amounts held in excess of such insurance limits. In addition, actual events involving limited liquidity, defaults, non-performance
or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which could adversely affect the Company, the Adviser’s and the Portfolio Investments’ business, financial condition, results of operations, or prospects.
Although the Company and the Adviser assess its and the Portfolio Investments’ banking and financing relationships as the Company believes necessary or appropriate, the Company and the Portfolio Investments’ access to funding sources and other credit arrangements in amounts adequate to finance or capitalize current and projected future business operations could be significantly impaired by factors that affect the financial institutions with which the Company, the Adviser or the Portfolio Investments have arrangements directly or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which the Company, the Adviser or the Portfolio Investments have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.
In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for the Company, the Adviser, or the Portfolio Investments to acquire financing on acceptable terms or at all.
Technological Innovation Risks
. Technological innovations have disrupted traditional approaches in multiple industries and can permit younger companies to achieve success and in the process disrupt markets and market practices. The Company can provide no assurance that new businesses and approaches will not be created that would compete with the Company and/or the Portfolio Investments or alter the market practices in which the Adviser and its affiliates and the Company have been designed to function within and on which the Company depends on for the Company’s investment return. New approaches could damage the Company’s investments, disrupt the market in which the Company operates and subject the Company to increased competition, which could materially and adversely affect the Company’s business, financial condition and results of investments.

Machine Learning Technology Risks
. Recent technological advances in artificial intelligence and machine learning technology (“Machine Learning Technology”) pose risks to the Company and its Portfolio Investments. The Company and its Portfolio Investments could be exposed to the risks of Machine Learning Technology if third-party service providers or any counterparties use Machine Learning Technology in their business activities. The Company and the Adviser are not in a position to control the use of Machine Learning Technology in third-party products or services. Use of Machine Learning Technology could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming part accessible by other third-party Machine Learning Technology applications and users. Machine Learning Technology and its applications continue to develop rapidly, and the Company cannot predict the risks that may arise from such developments.
Machine Learning Technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that Machine Learning Technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of Machine Learning Technology. To the extent the Company or its Portfolio Investments are exposed to the risks of Machine Learning Technology use, any such inaccuracies or errors could adversely impact the Company or its Portfolio Investments.
Corporate Social Responsibility Risks
. The Company’s business (including that of the Portfolio Investments) faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities, which are increasingly considered to contribute to reducing a company’s operational risk, market risk and reputational risk, which may in turn impact the long-term sustainability of a company’s performance. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG ratings and measures to their investment decisions. The Company risks damage to its brand and reputation if the Company fails to act responsibly in a number of areas, including, but not limited to, diversity, equity and inclusion, human rights, climate change, environmental stewardship, support for local communities, corporate governance, transparency and consideration of ESG factors in the Company’s investment processes. Adverse incidents with respect to ESG activities could impact the value of the Company’s brand, the Company’s relationship with existing and future Portfolio Investments, the cost of the Company’s operations and relationships with investors, all of which could adversely affect the Company’s business and results of operations. However, regional and investor specific sentiment may differ in what constitutes a material positive or negative ESG corporate practice. There is no guarantee that the Company’s ESG and sustainability practices will uniformly fit every investor’s definition of best practices for all environmental, social and governance considerations across geographies and investor types. If we do not successfully manage expectations across varied stakeholder interests, it could erode stakeholder trust, impact our reputation and constrain our investment opportunities.
There is also a growing regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of ESG factors in order to allow investors to validate and better understand sustainability claims. For example, the SEC has proposed, or has announced that it is working on proposals for, rules that, among other matters, would establish a framework for reporting of climate-related risks, corporate and fund carbon emissions, broad diversity and capital management. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective (if at all). In 2021, the SEC established an enforcement task force to look into ESG practices and disclosures by public companies and investment managers and has started to bring enforcement actions based on ESG disclosures not matching actual investment processes. Further, in 2022 the SEC issued a proposed rule regarding the enhancement and standardization of mandatory climate-related disclosures for investors that would mandate extensive disclosure of climate-related data, risks and opportunities for certain public companies.
The Company and its Portfolio Investments are subject to the risk that similar measures might be introduced in other jurisdictions in the future. Additionally, compliance with any new laws or regulations increases the Company’s regulatory burden and could make compliance more difficult and expensive, affect the manner in which the Company or its Portfolio Investments conduct their respective businesses and adversely affect the Company’s profitability.
Climate Change Risks
. There may be evidence of global climate change. Climate change creates physical and financial risks and some of the Company’s Portfolio Investments may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of the Company’s Portfolio

Investments if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect the financial condition of some of the Company’s Portfolio Investments through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions. Energy companies could also be affected by the potential for lawsuits against or taxes or other regulatory costs imposed on greenhouse gas emitters, based on links drawn between greenhouse gas emissions and climate change.
In December 2015, the United Nations, of which the U.S. is a member, adopted a climate accord with the long-term goal of limiting global warming and the short-term goal of significantly reducing greenhouse gas emissions. As a result, some of the Company’s Portfolio Investments may become subject to new or strengthened regulations or legislation, which could increase their operating costs and/or decrease their revenues.
Risks Related to RICs and BDCs
Failure to Qualify as a RIC
. Although the Company
intends to elect
to be treated as a RIC, no assurance can be given that it will be able to qualify for and maintain qualification as a RIC. To obtain and maintain qualification as a RIC, the Company must meet source-of-income,
asset diversification, and distribution requirements on an ongoing basis.
The income source requirement will be satisfied if the Company obtains at least 90% of gross income for each year from dividends, interest, foreign currency, payments with respect to loans of certain securities, gains from the sale of Units or other securities, net income from certain “qualified publicly traded partnerships,” or similar sources.
The asset diversification requirement will be satisfied if the Company meets certain asset diversification requirements at the end of each quarter of the taxable year. Failure to meet those requirements may result in the Company having to dispose of certain investments quickly in order to prevent the loss of qualification as a RIC. Because most of the Company’s investments will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses. The Company may have difficulty satisfying the diversification requirement during the ramp-up
phase until it has a substantial portfolio of investments.
The annual distribution requirement will be satisfied if the Company distributes to its Unitholders on an annual basis at least 90% of net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Because the Company may use debt financing, it is subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict the Company from making distributions necessary to satisfy the distribution requirement. If the Company is unable to obtain cash from other sources, it could fail to qualify as a RIC.
If the Company fails to qualify as a RIC for any reason and therefore becomes subject to corporate income tax, the resulting corporate taxes could substantially reduce net assets, the amount of income available for distribution and the amount of distributions.
Recognizing Income Before or Without Receiving Cash
. For U.S. federal income tax purposes, the Company will include in income certain amounts that the Company has not yet received in cash, such as the accrual of original issue discount (“OID”). This may arise if the Company receives warrants in connection with the making of a loan and in other circumstances, or through contracted payment-in-kind
(“PIK”) interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such OID, which could be significant relative to the Company’s overall investment activities, and increases in loan balances as a result of contracted PIK arrangements will be included in income before the Company receives any corresponding cash payments. The Company also may be required to include in income certain other amounts that the Company will not currently receive in cash.
Since in certain cases the Company may recognize income before or without receiving cash representing such income, the Company may have difficulty meeting the requirement to timely distribute at least 90% of its net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to maintain its qualification as a RIC. In such a case, the Company may have to sell some of its Portfolio Investments at times the Company would not consider advantageous or raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If the Company is not able to obtain cash from other sources and is otherwise unable to satisfy such distribution requirement, the Company may fail to maintain its qualification as a RIC and become subject to corporate-level U.S. federal income tax.

Tax Considerati
ons Regarding Dividends for Private BDCs
. The Company does not currently qualify as a “publicly offered regulated investment company,” as defined in the Code. Accordingly, U.S. individual and other non-corporate
Unitholders will be taxed as though they received a distribution of some of the Company’s expenses. A “publicly offered regulated investment company” is a RIC whose Units are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market, or (iii) held by at least 500 persons at all times during the taxable year. The Company anticipates that it will not qualify as a publicly offered RIC for the 2023 tax year, and cannot determine when it will qualify as a publicly offered RIC. Since the Company is not a publicly offered RIC, a non-corporate
Unitholder’s allocable portion of the Company’s affected expenses, including a portion of its management fees, will be treated as an additional distribution to the Unitholders. A non-corporate
Unitholder’s allocable portion of these expenses are treated as miscellaneous itemized deductions that are not currently deductible by such Unitholder (and beginning in 2026, will be deductible by such Unitholder for regular U.S. federal income tax purposes but not for alternative minimum tax purposes only to the extent they exceed 2% of such Unitholder’s adjusted gross income).
Potential Dividend Deferrals
. In order to maintain its tax status as a RIC following its election to be treated as a RIC, the Company must distribute to Unitholders for each taxable year at least 90% of its investment company taxable income (i.e., net ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses). If the Company qualifies for taxation as a RIC, it generally will not be subject to corporate-level U.S. federal income tax on its investment company taxable income and net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) that it timely distributes to Unitholders. The Company will be subject to a 4% U.S. federal excise tax on undistributed earnings of a RIC unless it distributes each calendar year at least the sum of (i) 98.0% of its ordinary income for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year
period ending on October 31 of the calendar year, and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which it paid no U.S. federal income tax.
Under the Code, the Company may pay certain RIC dividends after the end of the current year. In particular, if the Company pays a distribution in January of the following year that was declared in October, November, or December of the current year and is payable to Unitholders of record in the current year, the dividend will be treated for all U.S. federal income tax purposes as if it were paid on December 31 of the current year. In addition, under the Code, the Company may pay dividends, referred to as “spillover dividends,” that are paid during the following taxable year that will allow it to maintain its qualification for taxation as a RIC and eliminate its liability for corporate-level U.S. federal income tax. Under these spillover dividend procedures, the Company may defer distributions of income earned during the current year until December of the following year. For example, the Company may defer distributions of income earned during 2024 until as late as December 31, 2025. If the Company chooses to pay a spillover dividend, it will incur the 4% U.S. federal excise tax on some or all of the distribution.
Due to events such as the
COVID-19
pandemic, certain regional bank failures, the Russian invasion of Ukraine, the ongoing war in the Middle East or other disruptions in the economy, such as the recent inflationary environment, the Company may take certain actions with respect to the timing and amounts of its distributions in order to preserve cash and maintain flexibility. For example, the Company may reduce and/or defer dividends to the following year as discussed above. To further preserve cash, the Company may combine these deferrals of dividends with one or more distributions that are payable partially in Units as discussed below under
“In-Kind
Dividend Considerations.”
In-Kind
Dividend Considerations
. The Company may distribute taxable dividends that are payable in part in Units. In accordance with certain applicable U.S. Treasury regulations and published IRS guidance, a RIC may treat a distribution of its own shares as fulfilling the RIC distribution requirements if each Unitholder may elect to receive the entire distribution in either cash or shares of the RIC. The IRS has published a revenue procedure indicating that, in the case of publicly offered RICs, this rule will apply where the total amount of cash to be distributed is not less than 20% of the total distribution. Under this revenue procedure, if too many Unitholders elect to receive cash, the cash available for distribution must be allocated among the Unitholders electing to receive cash (with the balance of the distribution paid in Units). Because the Company is not currently a publicly offered RIC, its ability to rely on the revenue procedure and other guidance is uncertain. If the Company elects to pay a distribution in its own Units consistent with the revenue procedure and other guidance, for U.S. federal income tax purposes, the amount of the dividend paid in Units will be equal to the amount of cash that could have been received instead of Units. Taxable Unitholders receiving such dividends will be required to include the amount of the dividends as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of the Company’s current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a Unitholder may be required to pay tax with respect to such dividends in excess of any cash received, and the Company may be required to withhold U.S. tax with respect to dividends payable in Units to
non-U.S.
Unitholders.
Changes in Tax Law
. Legislative or other actions relating to taxes could have a negative effect on the Company. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. New legislation and any other tax law developments including new or revised U.S. Treasury regulations, administrative interpretations or court decisions, could negatively and perhaps retroactively affect the U.S. federal income tax consequences to the Company and the Company’s Unitholders, or could have other adverse consequences. Investors are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in the Company.

Permissible Incurred Leverage
. Leverage magnifies the potential for loss on investments and on invested equity capital. As the Company uses leverage to partially finance its investments, Unitholders will experience increased risks of investing in the Company’s securities. If the value of the Company’s assets increases, then leveraging would cause the NAV attributable to the Company’s Units to increase more sharply than it would have had the Company not leveraged. Conversely, if the value of the Company’s assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had the Company not leveraged its business. Similarly, any increase in the Company’s income in excess of interest payable on the borrowed funds would cause net investment income to increase more than it would without the leverage, while any decrease in the Company’s income would cause net investment income to decline more sharply than it would have had the Company not borrowed. Such a decline could negatively affect the Company’s ability to pay dividends on Units, scheduled debt payments or other payments related to securities. Leverage is generally considered a speculative investment technique.
Distribution and Asset Coverage Ratio Requirements
. In order to satisfy the requirements applicable to RICs and to avoid payment of excise taxes, the Company intends to distribute to Unitholders substantially all of its ordinary income and capital gain net income except for certain net capital gains, which it intends to retain and to elect to treat as deemed distributions to Unitholders. The Company may issue debt securities, other evidences of indebtedness or preferred Units, and may borrow money from banks or other financial institutions, which are referred to collectively herein as “senior securities,” up to the maximum amount permitted by the 1940 Act. The 1940 Act permits the Company to issue senior securities in amounts such that its asset coverage, as defined in the 1940 Act, equals at least 150% after each issuance of senior securities. The Company’s ability to pay dividends or issue additional senior securities would be restricted if the asset coverage ratio were not at least 150%. If the value of the Company’s assets declines, the Company may be unable to satisfy this test. If that happens, the Company may be required to liquidate a portion of its investments and repay a portion of its indebtedness at a time when such sales or repayment may be disadvantageous. As a result of issuing senior securities, the Company will also be exposed to typical risks associated with leverage, including an increased risk of loss. If the Company issues preferred Units, such preferred Units will rank “senior” to common Units in the Company’s capital structure, preferred Unitholders will have separate voting rights for certain purposes and may have rights, preferences or privileges more favorable than those of the Company’s common Units and the issuance of preferred Units could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for Unitholders or otherwise be in the best interest of Unitholders.
To the extent the Company is constrained in its ability to issue debt or other senior securities, it will depend on issuances of capital interests to finance operations. As a BDC, the Company is generally not able to issue Units at a price below NAV without first obtaining required approvals of Unitholders and independent directors in accordance with the conditions set forth in Section 63(2) of the 1940 Act. If the Company raises additional funds by issuing more common Units or senior securities convertible into, or exchangeable for, common Units, the percentage ownership of Unitholders at that time would decrease and Unitholders may experience dilution. In addition to issuing securities to raise capital as described above, the Company could, in the future, securitize loans to generate cash for funding new investments. An inability to successfully securitize its loan portfolio could limit the Company’s ability to grow its business, fully execute its business strategy and improve profitability.
Unrealized Depreciation
. As a BDC, the Company is required to carry investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by the Board. Decreases in the market values or fair values of investments will be recorded as unrealized depreciation. Any unrealized depreciation in the Company’s loan portfolio could be an indication of a Portfolio Investment’s inability to meet its repayment obligations with respect to the loans whose market values or fair values decreased. This could result in realized losses in the future and ultimately in reductions of income available for distribution in future periods.
Qualifying Asset Requirements
. As a BDC, the Company may not acquire any assets other than “qualifying assets” unless, at the time of such acquisition, at least 70% of its total assets are qualifying assets. Therefore, the Company may be precluded from investing in what it believes are attractive investments if such investments are not qualifying assets. Similarly, these rules could prevent the Company from making additional investments in existing Portfolio Investments, which could result in the dilution of its position, or could require disposal of investments at an inopportune time to comply with the 1940 Act. If the Company were forced to sell non-qualifying
investments for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments. Conversely, if the Company failed to invest a sufficient portion of assets in qualifying assets, it could lose status as a BDC, which would subject the Company to substantially more regulatory restrictions and significantly decrease operating flexibility.

Regulatory Risks Relating to the Company
Exemptive Relief
. The Company and the other BDCs for which SLR is the investment adviser (SLR Investment Corp. (Nasdaq: SLRC) (“SLRC”), SCP Private Credit Income BDC LLC (“PCI BDC”) and SLR HC BDC LLC (“HC BDC,” and, together with SLRC and PCI BDC, the “SLR BDCs”) are substantially limited in their ability to co-invest
in privately negotiated transactions with affiliated funds other than as permitted by the Order. While the Order permits the Company to participate in negotiated co-investment
transactions with the SLR BDCs and other affiliated funds, such participation is subject to numerous conditions. If the Company and the SLR BDCs are unable to comply with these conditions or are otherwise unable to rely on the Order for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although SLR will endeavor to allocate investment opportunities in a fair and equitable manner, the Company could be adversely affected to the extent investment opportunities are allocated among the Company and other investment vehicles managed or sponsored by, or affiliated with SLR and its affiliates, including the SLR BDCs, pursuant to the conditions of the Order.
Regulatory Risks Relating to the Company
. Legal and regulatory changes could occur during the term of the Company that may adversely affect the Company. The Company may be subject to, and adversely affected by, new federal, state or
non-U.S.
laws or new regulation by the SEC, the Commodity Futures Trading Commission (the “CFTC”), the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the FDIC, the European Commission and other federal, state and
non-U.S.
securities or banking regulators, and other governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. The Company may also be adversely affected by changes in the enforcement or interpretation of existing statutes and rules by courts and/or these governmental regulatory authorities or self-regulatory organizations. For example, a recent court decision casts doubt on whether federal or state usury laws apply with respect to loans originated by national banks and then sold to non-bank
investors such as the Company; this decision could significantly disrupt the bank loan secondary market and adversely impact the Company’s investment program. In addition, the approach taken by a federal court in the “Sun Capital” decision may significantly expand the scope of potential joint and several liability for pension obligations of portfolio companies commonly held by affiliated funds; this decision could create significant uncertainty with respect to such investments and adversely impact the Company. Moreover, legal and regulatory changes may adversely affect the Company’s ability to obtain financing by (among other things) reducing the availability of financing and/or adversely impacting financing costs and other terms.
The financial services industry is subject to extensive regulation. Banking regulators have broad and largely discretionary powers, which include prohibiting “unsafe or unsound” practices; requiring affirmative actions to correct any violation or practice; issuing administrative orders that can be judicially enforced; directing increases in capital; directing the sale of subsidiaries or other assets; limiting dividends and distributions; restricting growth; assessing civil monetary penalties; removing officers and directors; and terminating deposit insurance. These actions and other regulatory requirements could have a material adverse effect on an investment in the Company. The financial institutions in which the Company will invest and with which the Company will transact are subject to laws, regulations, administrative actions and policies in each location in which they operate.
The regulatory environment for private investment funds is evolving, and changes in the regulation or taxation of private investment funds may adversely affect the value of the investments held by the Company and the ability of the Company to execute its investment strategy.
In addition, the securities and futures markets are subject to comprehensive statutes, regulations and margin requirements. The SEC and other U.S. and
non-U.S.
regulators, self-regulatory organizations and exchanges are authorized to take extraordinary actions in the event of market emergencies. The regulation of derivatives transactions and funds that engage in such transactions is an evolving area of law and is subject to modification by government and judicial action. The effect of any future regulatory change on the Company could be substantial and adverse.
Risks Related to Changes in Regulatory Policy
. The U.S. government has recently called for significant changes to U.S. trade, healthcare, immigration, foreign and government regulatory policy. In this regard, there is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events have created a climate of heightened uncertainty and introduced new and difficult-to-quantify
macroeconomic and political risks with potentially
far-reaching
implications. There has been a corresponding meaningful increase in the uncertainty surrounding interest rates, inflation, foreign exchange rates, trade volumes and fiscal and monetary policy. To the extent the U.S. Congress or the current administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas.

Financial Services and Government Intervention
. From time to time, certain governments and regulatory authorities, such as the U.S. federal government, the U.S. Federal Reserve and the governments and regulatory authorities of certain member countries of the EU, have taken actions to provide or arrange credit support to financial institutions whose operations have been compromised by credit market dislocations and to restore liquidity and stability to the financial system in such jurisdictions. The implementation of any current or future governmental interventions (which may be significantly altered or terminated prior to implementation or during their terms), and their impact on both the credit markets generally and the Company’s investment program in particular, are uncertain.
U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act
. In response to the recent disruption in the credit markets and the global economic downturn, various agencies and regulatory bodies of the U.S. federal government have taken or are considering taking various actions. These actions include, but are not limited to, the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law on July 21, 2010, and which imposes a new regulatory framework over the U.S. financial services industry,
non-U.S.
financial entities that are regulated by or affiliated with entities regulated by U.S. financial regulators, and the consumer credit markets in general, and proposed and final regulations adopted thereunder, as well as proposed and final regulations to implement the Basel III regulatory capital accords. Given the broad scope and sweeping nature of these changes and the fact that certain final implementing rules and regulations have not yet been adopted or implemented, the potential impact of these actions on the Adviser and the Company is unknown, and no assurance can be made that the impact of such changes would not have a material adverse effect on the Adviser or the Company. For example, the U.S. Financial Stability Oversight Council (“FSOC”) created by the Dodd-Frank Act has the authority to designate asset management firms as a “systemically important financial institution” (“SIFI”). If the Adviser, or one of its affiliates, were designated as a SIFI, it would be subject to a variety of regulations, including capital requirements and limitations on leverage, which could have a material adverse effect on the ability of the Company to pursue its investment strategy. In addition, the Dodd-Frank Act created a new regulator for the credit industry in the U.S. known as the U.S. Consumer Financial Protection Bureau (“CFPB”). The CFPB may, among other things, regulate interest rates and other charges, require certain disclosures and regulate foreclosure practices. Future regulatory actions authorized by the Dodd-Frank Act (including any regulatory actions or other measures taken by the FSOC and/or the CFPB) may significantly reduce the profitability of the Company and its Portfolio Investments.
Changes to Derivatives Regulation
. Through comprehensive new global regulatory regimes impacting derivatives (
e.g.
, the Dodd-Frank Act, European Market Infrastructure Regulation, Markets in Financial Investments Regulation/Markets in Financial Instruments Directive), certain over-the-counter
derivatives transactions in which the Company may engage are either now or will soon be subject to various requirements, such as mandatory central clearing of transactions which include additional margin requirements and in certain cases trading on electronic platforms, pre-and
post-trade transparency reporting requirements and mandatory bi-lateral
exchange of initial margin for
non-cleared
swaps. The Dodd-Frank Act also created new categories of regulated market participants, such as “swap dealers,” “security-based swap dealers,” “major swap participants,” and “major security-based swap participants,” who are subject to significant new capital, registration, recordkeeping, reporting, disclosure, business conduct and other regulatory requirements. The EU and some other jurisdictions are implementing similar requirements. Because these requirements are new and evolving (and some of the rules are not yet final), their ultimate impact remains unclear. However, even if the Company itself is not located in a particular jurisdiction or directly subject to the jurisdiction’s derivatives regulations, the Company may still be impacted to the extent the Company enters into a derivatives transaction with a regulated market participant or counterparty that is organized in that jurisdiction or otherwise subject to that jurisdiction’s derivatives regulations.
Based on information available as of the date of this annual report on Form
10-K,
the effect of such requirements will be likely to (directly or indirectly) increase the Company’s overall costs of entering into derivatives transactions. In particular, new margin requirements, position limits and significantly higher capital charges resulting from new global capital regulations, even if not directly applicable to the Company, may cause an increase in the pricing of derivatives transactions entered into by market participants to whom such requirements apply or affect the overall ability of the Company to enter into derivatives transactions with certain counterparties. Such new global capital regulations and the need to satisfy the various requirements by counterparties are resulting in increased funding costs and increased overall transaction costs and are significantly affecting balance sheets, thereby resulting in changes to financing terms and potentially impacting the Company’s ability to obtain financing. Administrative costs, due to new requirements such as registration, recordkeeping, reporting, and compliance, even if not directly applicable to the Company, may also be reflected in the Company’s derivatives transactions. New requirements to trade certain derivatives transactions on electronic trading platforms and trade reporting requirements may lead to (among other things) fragmentation of the markets, higher transaction costs or reduced availability of derivatives, and/or a reduced ability to hedge, all of which could adversely affect the performance of certain of the Company’s investing strategies. In addition, changes to derivatives regulations may impact the tax and/or accounting treatment of certain derivatives, which could adversely impact the Company.

In November 2020, the SEC adopted new rules regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations. BDCs that use derivatives will be subject to a value-at-risk
leverage limit, certain other derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements would apply unless the BDC qualified as a “limited derivatives user,” as defined in the adopted rules. A BDC that enters into reverse repurchase agreements or similar financing transactions would need to aggregate the amount of indebtedness associated with the reverse repurchase agreements or similar financing transactions and could either (i) comply with the asset coverage requirements of Section 18 of the 1940 Act when engaging in reverse repurchase agreements or (ii) choose to treat such agreements as derivative transactions under the adopted rules. Under the adopted rules, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a Portfolio Investment, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this test, it is required to treat unfunded commitments as a derivatives transaction subject to the requirements of the rule. Collectively, these requirements may limit the Company’s ability to use derivatives and/or enter into certain other financial contracts.
Uncertainty of the U.S. Political Climate
. The current administration has called for significant changes to U.S. trade, healthcare, immigration, foreign and government regulatory policy. In this regard, there is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events have created a climate of heightened uncertainty and introduced new and difficult-to-quantify
macroeconomic and political risks with potentially
far-reaching
implications. There has been a corresponding meaningful increase in the uncertainty surrounding interest rates, inflation, foreign exchange rates, trade volumes and fiscal and monetary policy. To the extent the U.S. Congress or the current administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although the Company cannot predict the impact, if any, of these changes to its business, they could adversely affect the Company’s business, financial condition, operating results and cash flows. Until the Company knows what policy changes are made and how those changes impact business and the business of its competitors over the long term, the Company will not know if, overall, it will benefit from them or be negatively affected by them.
“
Bad Actor” Restrictions for Private Placements Conducted Under Rule 506 of Regulation D
. An issuer is precluded from conducting offerings that rely on the exemption from registration under the Securities Act provided by Rule 506 of Regulation D (“Rule 506 Offerings”) if a “covered person” of the issuer has been the subject of a “disqualifying event” (each as defined below). “Covered persons” include, among others, the issuer, affiliated issuers, any investment manager or solicitor of the issuer, any director, executive officer or other officer participating in the offering of the issuer, any general partner or managing member of the foregoing entities, any promoter of the issuer and any beneficial owner of 20% or more of the issuer’s outstanding voting equity securities, calculated on the basis of voting power. A “disqualifying event” includes, among other things, certain (a) criminal convictions and court injunctions and restraining orders issued in connection with the purchase or sale of a security or false filings with the SEC, (b) final orders from the CFTC, U.S. Federal banking agencies and certain other regulators that bar a person from associating with a regulated entity or engaging in the business of securities, insurance or banking or that are based on certain fraudulent conduct, (c) SEC disciplinary orders relating to investment advisers, brokers, dealers and their associated persons, (d) SEC cease-and-desist
orders relating to violations of certain anti-fraud provisions and registration requirements of the U.S. federal securities laws, (e) suspensions or expulsions from membership in a self-regulatory organization (“SRO”) or from association with an SRO member, and (f) U.S. Postal Service false representation orders.
A disqualification will occur only in the case of a disqualifying event of a covered person that occurs on or after September 23, 2013, although issuers must disclose to potential investors in a Rule 506 Offering disqualifying events of covered persons that occurred before September 23, 2013. The rule provides an exception from disqualification if the issuer can show that it did not know and, in the exercise of reasonable care could not have known, that the issuer or any other covered person had a disqualifying event, although an issuer will not be able to establish that it has exercised reasonable care unless it has made, in light of the circumstances, factual inquiry into whether any disqualifications exist.
The Adviser has made, and on a periodic basis will continue to make, inquiries into whether any persons that the Adviser has determined to be affiliated issuers have been subject to any disqualifying events; however, in some circumstances the Adviser’s ability to determine whether the Company would be disqualified from relying on Rule 506 may depend on cooperation of third parties over whom the Company may have limited control and influence.
If any of the Adviser’s covered persons, including any affiliated issuer of the Company, is subject to a disqualifying event, the Company could lose the ability to raise capital in a future Rule 506 offering for a significant period of time and the Company’s business, financial condition and results of operations could be materially and adversely affected.

Changes to Accounting Standards
. The Financial Accounting Standards Board’s Accounting Codification Standards and updates, and additional provisions of U.S. generally accepted accounting principles (“U.S. GAAP”) (or to the extent applicable, International Financial Reporting Standards or other applicable accounting or financial reporting standards), that may be adopted in the future may impose additional, or different, specific requirements as to the valuation of assets and liabilities for purposes of U.S. GAAP-compliant financial reporting.
Licensing Requirements
. Various licensing requirements could apply to the Company or the Adviser with respect to investments in, or the origination, holding, servicing and disposing of, loans and similar assets. The licensing requirements could apply depending on the location of the borrower, the location of the collateral securing the loan, or the location where the Company or the Adviser operates or has offices. Moreover, the Company’s ability to invest in certain properties, participate in the secondary mortgage market, obtain financing for investments, lease properties to tenants and/or engage in lending, advisory, servicing and/or broker activities may be subject to the issuance of permits or licenses. If the Company applies for such licenses, this process may be costly and take several months. There is no assurance that the Company will obtain all of the licenses that it desires or that the Company would not experience significant delays in seeking these licenses. In states and other jurisdictions in which it is licensed, the Company or the Adviser is required to comply with applicable laws and regulations, including possible information requirements and consumer protection and anti-fraud laws, which could impose restrictions on the Company’s or the Adviser’s ability to take certain actions to protect the value of its investments in such assets and impose compliance costs. Failure to comply with such laws and regulations could lead to, among other penalties, a loss of the Company’s or the Adviser’s license, which in turn could restrict the Company’s investment options or require the Company to divest assets located in or secured by real property located in that jurisdiction. These risks will also apply to issuers and entities in which the Company invests that hold similar assets, as well as any origination company or servicer in which the Company owns an interest.
Reporting Company Filing Requirements
. As a BDC, the Company is subject to the reporting requirements of the 1934 Act and requirements of the Sarbanes-Oxley Act. These requirements may place a strain on systems and resources. The 1934 Act requires that the Company file annual, quarterly and current reports with respect to business and financial condition. The Sarbanes-Oxley Act requires that the Company maintain effective disclosure controls and procedures and internal controls over financial reporting, which are discussed below. In order to maintain and improve the effectiveness of disclosure controls and procedures and internal controls, significant resources and management oversight are required. The Company has implemented procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to reporting companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on business, financial condition, results of operations and cash flows. The Company incurs significant additional annual expenses related to these steps and, among other things, directors’ and officers’ liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, additional administrative expenses payable to the Administrative Coordinator to compensate them for hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses.
The systems and resources necessary to comply with public company reporting requirements will increase further once the Company ceases to be an “emerging growth company” under the JOBS Act. As long as the Company remains an emerging growth company, it intends to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. The Company will remain an emerging growth company for up to five years following an IPO of its Units, although if the market value of the Units that are held by non-affiliates
exceeds $700 million as of any June 30 before that time, the Company would cease to be an emerging growth company as of the following December 31.
Additionally, because the Units are registered under the 1934 Act, ownership information for any person who beneficially owns 5% or more of the Units will have to be disclosed in a Schedule 13G or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC and includes having voting or investment power over the securities. In some circumstances, Unitholders who choose to reinvest their dividends may see their percentage stake in the Company increased to more than 5%, thus triggering this filing requirement. Each Unitholder is responsible for determining their filing obligations and preparing the filings. In addition, Unitholders who hold more than 10% of a class of the Units may be subject to Section 16(b) of the 1934 Act, which recaptures for the benefit of the Company profits from the purchase and sale of registered Units within a six-month
period.
Documentation of Internal Controls
. The Company is obligated to maintain proper and effective internal control over financial reporting, including the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act (“Section 404”). The Company is not required to comply with all of the requirements under Section 404 until the date it is no longer an emerging growth company under the JOBS Act. Accordingly, the Company’s internal controls over financial reporting do not currently meet all of the standards contemplated by Section 404 that they will eventually be required to meet.

Specifically, the Company is required to conduct annual management assessments of the effectiveness of its internal controls over financial reporting. However, the Company’s independent registered public accounting firm is not required to formally attest to the effectiveness of its internal control over financial reporting until the date it is no longer an emerging growth company under the JOBS Act.
The Company’s internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If the Company fails to maintain the adequacy of its internal controls, including any failure to implement required new or improved controls, or if the Company experiences difficulties in their implementation, the Company’s business and operating results could be harmed and it could fail to meet its financial reporting obligations.
Other Risks Related to Portfolio Investments
High Yield Debt and Unrated Securities
. High yield securities are typically junior to the obligations of companies to senior creditors, trade creditors and employees. High yield securities and unrated securities (which are not rated by a rating agency) may be more susceptible to real or perceived adverse economic and competitive industry conditions than investment-grade securities. A projection of an economic downturn or of a period of rising interest rates, such as the recent economic period, for example, could cause a decline in the prices of high yield securities and unrated securities, because the advent of a recession could lessen the ability of an issuer to make principal and interest payments on its debt obligations. In addition, such securities have historically experienced greater default rates than investment grade securities. The ability of holders of high yield debt to influence a company’s affairs will be substantially less than that of senior creditors, especially during periods of financial distress or following insolvency.
As with other Portfolio Investments, there may not be a liquid market for certain high yield debt which is held by the Company, which could result in the Company being unable to sell such securities for an extended period of time, if at all. In addition, as with other types of Portfolio Investments, the market for high yield debt has historically been subject to disruptions that have caused substantial volatility in the prices of such securities. Consolidation in the financial services industry has resulted in there being fewer market makers for high yield debt, which may result in further risk of illiquidity and volatility with respect to high yield debt held by the Company, and this trend may continue in the future. Furthermore, high yield debt which is held by the Company may not be registered under the Securities Act, and, unless so registered, the Company is not able to sell such high yield debt except pursuant to an exemption from registration under the Securities Act. Unrated securities may be less liquid than comparable rated securities and may also involve the risk that the Adviser may not accurately evaluate the security’s comparative credit rating.
Analysis of creditworthiness of issuers of high yield and unrated securities may be more complex than for issuers of higher-quality fixed income securities. Since it is expected that most of the Company’s assets will not be rated by any rating agency or will be rated below investment grade, the Company is more dependent on the Adviser’s creditworthiness analysis than if the Company invested exclusively in higher-quality and rated securities. Securities rated below investment grade are often referred to as “leveraged loans,” “high yield” or “junk” securities, and may be considered “high risk” compared to debt instruments that are rated investment grade. See “—
General Credit Risk
” above.
Equity-Related Securities
. As with other Portfolio Investments, the value of equity or equity-related securities held by the Company may be adversely affected by actual or perceived negative events relating to the issuer of such securities, the industry or geographic areas in which such issuer operates or the financial markets generally. However, equity securities may be even more susceptible to such events given their subordinate position in the issuer’s capital structure. As such, equity securities generally have greater price volatility than fixed income securities, and the market price of equity securities owned by the Company is more susceptible to moving up or down in a rapid or unpredictable manner. In addition, equity securities often lose a significant amount of their value and may become worthless as a result of a bankruptcy proceeding or reorganization.
Convertible Securities Risk
. Convertible securities generally offer lower interest or dividend yields than non-convertible
debt securities of similar quality. The market values of convertible securities tend to decline as interest rates increase and, conversely, to increase as interest rates decline. However, a convertible security’s market value tends to reflect the market price of the common stock of the issuing company when that stock price approaches or is greater than the convertible security’s “conversion price.” The conversion price is defined as the predetermined price at which the convertible security could be exchanged for the associated stock. As the market price of the underlying common stock declines, the price of the convertible security tends to be influenced more by the yield of the convertible security. Thus, it may not decline in price to the same extent as the underlying common stock. Generally, in the event of a liquidation of the issuing company, holders of convertible securities would be paid before the company’s common stockholders but after holders of any senior debt obligations of the company. Consequently, the issuer’s convertible securities generally entail less risk than its common stock but more risk than its debt obligations. There is also a risk that, under certain circumstances, a bankruptcy court may order that convertible securities are treated as equity.

The Company may invest in synthetic convertible securities, which are created through a combination of separate securities that possess the two principal characteristics of a traditional convertible security,
i.e.
, an income-producing security (“income-producing component”) and the right to acquire an equity security (“convertible component”). The income-producing component is achieved by investing in non-convertible,
income-producing securities such as bonds, preferred stocks and money market instruments. The convertible component is achieved by purchasing warrants or options to buy common stock at a certain exercise price, or options on a stock index. The values of synthetic convertible securities will respond differently to market fluctuations than a traditional convertible security because a synthetic convertible is composed of two or more separate securities or instruments, each with its own market value. Synthetic convertible securities are also subject to the risks associated with derivatives. In addition, if the value of the underlying common stock or the level of the index involved in the convertible element falls below the strike price of the warrant or option, the warrant or option may lose all value.
Preferred Securities Risk
. In addition to credit risk, investment in preferred stocks involves certain other risks. Certain preferred stocks contain provisions that allow an issuer under certain conditions to skip or defer distributions. If the Company owns preferred stock that is deferring its distribution, the Company may be required to report income for U.S. federal income tax purposes despite the fact that it is not receiving current income on this position. Preferred stock often is subject to legal provisions that allow for redemption in the event of certain tax or legal changes or at the issuer’s call. In the event of redemption, the Company may not be able to reinvest the proceeds at comparable rates of return. Preferred stock is subordinated to bonds and other debt securities in an issuer’s capital structure in terms of priority for corporate income and liquidation payments and, therefore, will be subject to greater credit risk than those debt securities. Preferred stock may trade less frequently and in a more limited volume and may be subject to more abrupt or erratic price movements than many other securities, such as common stocks, corporate debt securities and U.S. government securities.
Forwards and Derivatives Transactions
. The Company may engage in a variety of derivatives transactions. A derivative is a financial contract the value of which depends upon, or is derived from, the value of underlying assets, reference rates or indices. Derivatives may relate to securities, interest rates, currencies or currency exchange rates, inflation rates, commodities and related indices, and include foreign currency contracts, swap contracts, options, forward and futures contracts (including options thereon), repurchase or reverse repurchase agreements or other over-the-counter
contracts. The Company may use derivatives for many purposes, including as a substitute for direct investment, as a way to adjust its exposure to various securities, markets and currencies without actually having to sell existing investments and/or make new investments, and as a means to hedge other investments and to manage liquidity and excess cash. The Company’s use of derivatives may result in losses, reduce the Company’s return, and/or increase the volatility of the Company (particularly since many derivatives are inherently leveraged), especially in unusual or extreme market conditions.
All derivatives transactions involve risks different from, and potentially greater than, the risks associated with investing directly in securities and other more traditional assets, including:
Market Risk
. This is the general risk that the value of a particular investment or transaction will change in a way detrimental to the Company’s interests.
Management Risk
. Derivatives contracts are specialized contracts that require investment techniques and risk analyses with additional levels of complexity associated with the underlying investments. In addition to risks associated with the underlying instruments, counterparty and unsecured risk (among others) need to be computed and tracked in relation to the Company’s overall risk profile.
Documentation Risk
. Many derivatives transactions also have documentation risk. Because contracts for over-the-counter
derivatives transactions are individually negotiated with specific counterparties, there exists the risk that the parties may interpret contractual terms (
e.g.
, the definition of default) differently than the Company. If that occurs, the cost and unpredictability of the legal proceedings required for the Company to enforce its contractual rights may lead the Company to decide not to pursue its claims against the counterparty. The Company, therefore, assumes the risk that it may be unable to obtain payments the Adviser believes are owed to it under derivatives transactions, or those payments may be delayed or made only after the Company has incurred the costs of litigation. Also, payment amounts calculated in connection with standard industry conventions for resolving contractual issues (
e.g.
, ISDA Protocols and auction processes) may be different than would be realized if a counterparty were required to comply with the literal terms of the derivatives transaction (
e.g.
, physical delivery). There is little case law interpreting the terms of most derivatives or characterizing their tax treatment.

Regulatory Risk
. The derivatives market is subject to various risks related to existing as well as new and evolving regulation both within and outside the U.S. Additional regulation of the derivatives markets may make derivatives more costly, may limit the availability of derivatives, or may otherwise adversely affect the value or performance of derivatives. Any such adverse future developments could impair the effectiveness of a Company’s derivatives transactions and cause the Company to lose value. They may also render certain strategies in which the Company might otherwise engage impossible or so costly that they will no longer be economical to implement. See “—
Changes to Derivatives Regulation
” above.
Other Risks
. Derivatives also involve the risk that changes in their value may not correlate perfectly with the assets, rates or indices they are designed to track. Suitable derivatives may not be available in all circumstances. Under the terms of certain contracts governing derivatives transactions, the occurrence of certain events with respect to the Company (such as a decline in the Company’s NAV) may cause the Company’s derivatives transactions to be terminated early, including at an inopportune time or at an unfavorable price.
Warrants and Rights
. The Company may purchase or otherwise receive warrants or rights. Warrants and rights generally give the holder the right to receive, upon exercise, a security of the issuer at a stated price. Risks associated with the use of warrants and rights are generally similar to risks associated with the use of options. Unlike most options, however, warrants and rights are issued in specific amounts, and warrants generally have longer terms than options. Warrants and rights are not likely to be as liquid as exchange-traded options backed by a recognized clearing agency. In addition, the terms of warrants or rights may limit the Company’s ability to exercise the warrants or rights at such time, or in such quantities, as the Company would otherwise wish.
Risks Relating to Reference Rates
. The London Interbank Offered Rate (“LIBOR”) is an index rate that historically was widely used in lending transactions and was a common reference rate for setting the floating interest rate on private loans.
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
The Company’s loans reference the forward-looking term rate published by CME Group Benchmark Administration Limited based on SOFR (“CME Term SOFR”) or CME Term SOFR plus a fixed spread adjustment. CME Term SOFR rates are forward-looking rates that are derived by compounding projected overnight SOFR rates over one, three, and six months taking into account the values of multiple consecutive, executed, one-month
and three-month CME Group traded SOFR futures contracts and, in some cases,
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
There can be no guarantee that SOFR will not be discontinued or fundamentally altered in a manner that is materially adverse to the interests of investors in loans referencing SOFR. If the manner in which SOFR or CME Term SOFR is calculated is changed, that change may result in a reduction of the amount of interest payable on such loans and the trading prices of the SOFR Loans. In addition, there can be no guarantee that loans referencing SOFR or CME Term SOFR will continue to reference those rates until maturity or that, in the future, the Company’s loans will reference benchmark rates other than CME Term SOFR. Should any of these events occur, the Company’s loans, and the yield generated thereby, could be affected. Specifically, the anticipated yield on the Company’s loans may not be fully realized and the Company’s loans may be subject to increased pricing volatility and market risk.

Risks Related to Economic Recessions
. The recent macroeconomic environment is characterized by record-high inflation, supply chain challenges, labor shortages, high interest rates, foreign currency exchange volatility, volatility in global capital markets and growing recession risk. The risks associated with the Company’s and the Portfolio Investments’ businesses are more severe during periods of economic slowdown or recession.
Many of the Company’s Portfolio Investments may be susceptible to economic slowdowns or recessions and may be unable to repay its loans during these periods. The global outbreak of
COVID-19
has disrupted economic markets, and the prolonged economic impact is uncertain. Many manufacturers of goods have seen a downturn in production due to the suspension of business and temporary closure of factories globally in an attempt to curb the continued spread of the virus. As a result of these disruptions, the Company’s non-performing
assets may increase and the value of its portfolio may decrease during these periods as the Company is required to record the values of its investments. Adverse economic conditions also may decrease the value of collateral securing some of the Company’s loans and the value of its equity investments at fair value. Economic slowdowns or recessions could lead to financial losses in the Company’s portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase the Company’s funding costs, limit its access to the capital markets or result in a decision by lenders not to extend credit to the Company. These events could prevent the Company from increasing investments and result in the Company’s receipt of a reduced level of interest income from the Company’s Portfolio Investments and/or losses or charge offs related to the Company’s investments, and, in turn, may adversely affect distributable income and have a material adverse effect on the Company’s results of operations.
A Portfolio Investment’s failure to satisfy financial or operating covenants imposed by the Company or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize the Portfolio Investment’s ability to meet its obligations under the debt that the Company holds. The Company may incur additional expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting Portfolio Investment. In addition, if one of the Company’s Portfolio Investments were to go bankrupt, depending on the facts and circumstances, including the extent to which the Company actually provided significant managerial assistance to that Portfolio Investment, a bankruptcy court might re-characterize
the Company’s debt holdings and subordinate all or a portion of its claim to that of other creditors.
These Portfolio Investments may face intense competition, including competition from companies with greater financial resources, more extensive research and development, manufacturing, marketing and service capabilities and greater number of qualified and experienced managerial and technical personnel. They may need additional financing that they are unable to secure and that the Company is unable or unwilling to provide, or they may be subject to adverse developments unrelated to the technologies they acquire.
The Company’s business is directly influenced by the economic cycle and could be negatively impacted by a downturn in economic activity in the U.S. as well as globally. Fiscal and monetary actions taken by U.S. and
non-U.S.
government and regulatory authorities could have a material adverse impact on our business. To the extent uncertainty regarding the U.S. or global economy, including as a result of the
COVID-19
pandemic, certain regional bank failures, the Russian invasion of Ukraine, and the ongoing war in the Middle East, negatively impacts consumer confidence and consumer credit factors, the Company’s business, financial condition and results of operations could be adversely affected. Moreover, Federal Reserve policy, including with respect to certain interest rates and the decision to end its quantitative easing policy, along with the general policies of the current Presidential administration, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. Market volatility, periods of rising interest rates, such as the recent economic period, and/or a return to unfavorable economic conditions could adversely affect the Company’s business.
Risks Related to the U.S.’ Debt Ceiling
. The significant debt in the U.S. is expected to hinder growth in the U.S. for the foreseeable future. In the future, the U.S. government may not be able to meet its debt payments unless the federal debt ceiling is raised. If legislation increasing the debt ceiling is not enacted, as needed, and the debt ceiling is reached, the U.S. federal government may stop or delay making payments on its obligations. Any default by the U.S. government on its obligations or any prolonged U.S. government shutdown could negatively impact the U.S. economy and our Portfolio Investments. In addition, concerns over the United States’ debt ceiling and budget-deficit have driven downgrades by rating agencies to the U.S. government’s credit rating. Downgrades by rating agencies to the U.S. government’s credit rating or concerns about its credit and deficit levels in general could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased U.S. government credit rating, any default by the U.S. government on its obligations, or any prolonged U.S. government shutdown, could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock. U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns or a recession in the U.S.

Risks Related to Portfolio Investment Monitoring and Involvement
. The Company’s Portfolio Investments will require active monitoring and may, at times, involve participation in business strategy or reorganization proceedings. See “—
Control Positions
” below. The Company’s investment program may from time to time enable it to place representatives on the creditors’ or steering committees and/or the boards of directors of certain companies in which it has invested. While such involvement may enable the Adviser to enhance the value of the Company’s Portfolio Investments, it may also prevent the Company from freely disposing of such Portfolio Investments, while also exposing it to legal claims and adverse publicity (including claims of breach of duty of loyalty, securities claims and other management-related claims). In addition, if the Adviser’s representatives are serving as directors of companies which are in the “zone of insolvency,” such persons may have a fiduciary obligation to the creditors of such entity as well as the shareholders of such entity. The interests of such parties may be adverse to the interests of the Company. These fiduciary obligations may conflict with the Adviser’s obligation to the Company, and the Adviser may cause its representatives to resign from such positions in order to reduce such conflicts. Any involvement by the Adviser’s representatives (including through serving on a board of directors, or permanent or ad hoc creditors’ or steering committees) may also entail a substantial time commitment, which may limit such representatives’ ability to participate in other Company matters and investments.
Risks Associated with Bankruptcy and Insolvency Cases
. If any issuers of securities held by the Company or any counterparties to the derivatives transactions and other transactions entered into by the Company, or any custodians of the Company’s assets or any obligors in connection with Portfolio Investments, are involved in bankruptcy proceedings, the Company will be subject to certain risks inherent in bankruptcy proceedings, including the duration, administrative costs and impact of a bankruptcy case on the value of assets administered in bankruptcy or on a company’s value (including that a bankruptcy case may damage or diminish a company’s relationship with its employees, customers and/or suppliers). Many of the events within a bankruptcy or insolvency case are adversarial and often beyond the control of the creditors. While creditors generally are afforded an opportunity to object to significant actions, or to demand that certain actions take place, there can be no assurance that a court would not approve actions or inaction which may be contrary to the interests of the Company.
Generally, the duration of a bankruptcy or insolvency case can only be roughly estimated. The reorganization of a company usually involves the design of a business plan, the development and negotiation of a plan of reorganization, plan approval by creditors and confirmation by the court. This process can involve substantial legal, professional and administrative costs to the company and to the Company; is subject to unpredictable and lengthy delays; and, during the process, the company’s competitive position may erode, key management may depart and the company may not be able to invest adequately. In some cases, the company may not be able to reorganize and may be required to liquidate assets. In addition, the debt of companies in financial reorganization may, in some cases, not pay current interest and other charges, may not even accrue interest and other charges during reorganization, may be relieved of paying pre-payment
premiums and may be adversely affected by an erosion of the issuer’s fundamental value. Further, a debtor seeking to reorganize under U.S. federal bankruptcy law will frequently obtain a “first day” order from the bankruptcy court limiting trading in claims against, and shares of, the debtor in order to maximize the debtor’s ability to utilize net operating losses following a successful reorganization.
During the pendency of a bankruptcy case, an automatic stay will prevent all creditors from taking action against the debtor to foreclose on collateral or otherwise to collect on amounts owed to such creditors. Unless a creditor’s claim in such case is secured by assets having a value in excess of such claim, or the bankruptcy estate is determined to be solvent, no interest will be permitted to accrue and, therefore, a creditor’s return on investment can be adversely affected by the passage of time during which the plan of reorganization of the debtor is being negotiated, approved by the creditors and confirmed by the bankruptcy court.
The priority of perfected liens held by secured creditors as of the commencement of the bankruptcy case is typically recognized in a bankruptcy case, unless avoided. Occasionally, however, a court will allow a debtor-in-possession
financing to receive liens that prime
pre-existing,
valid liens.
The administrative costs in connection with a bankruptcy case are frequently high and will generally be paid out of the debtor’s estate prior to any return to creditors (other than out of assets or proceeds thereof which are subject to valid and enforceable liens and other security interests) and equity holders. In addition, certain unsecured claims that have priority by law over the claims of certain creditors (for example, claims arising post-petition and certain claims for taxes) may be quite high.
U.S. bankruptcy law permits the classification of “substantially similar” claims in determining the classification of claims in a reorganization for the purpose of voting on a plan of reorganization. Because the standard for classification is vague, there exists a significant risk that the Company’s influence with respect to a class of securities can be lost by the inflation of the number and the amount of claims in, or other gerrymandering of, the class.

Although a creditor is not typically compelled to release direct claims it may have against non-debtor
third parties, in certain circumstances a court may compel such release in the context of a plan of reorganization.
Claims in bankruptcy cases are often paid at less than par and, depending on the debtor’s assets and liabilities, there may be no recovery at all for some classes of creditors. The claims of even over-secured secured creditors are often paid out over time, and may receive debt securities that will trade below par. Initially, only the debtor may file a proposed plan of reorganization. While the U.S. Bankruptcy Code permits other parties-in-interest
to file proposed plans of reorganization after the debtors’ “exclusive period” to do so ends, bankruptcy courts often extend the debtor’s exclusive period, which effectively permits only the debtor to file a proposed reorganization plan. While creditors can vote on the plan of reorganization, the unanimous consent of all creditor classes is not necessarily required for the bankruptcy court to confirm the plan. Therefore, a plan can, subject to the provisions of the U.S. Bankruptcy Code, be “crammed down” on dissenting classes of creditors. Moreover, minority members of a class may be deemed to be members of an accepting class if the requisite majority vote is acquired.
Even if a class of claims is entitled to a recovery in a reorganization or liquidation proceeding, such recovery could be in the form of instruments or interests different from the form of instrument or interest which formed the basis for the claim, including debt securities, equity securities, convertible securities, warrants, options, cash, interests in litigation claims or trusts formed to pursue such litigation claims, interests in liquidation trusts, or other property or interests, any of which could be illiquid and/or difficult to value. Furthermore, the terms of instruments or interests distributed in a bankruptcy or insolvency proceeding may differ from prevailing market terms for similar instruments or interests, and may have a market value of less than par.
The Company may be presented with the opportunity to make new investments in connection with the reorganization or liquidation of an issuer of Portfolio Investments, including, without limitation, through a rights offering, litigation financing, bridge financing or other exit financing. The Company may make such investments as part of an in-court
or
out-of-court
restructuring of an issuer of Portfolio Investments, and any such investment will be subject to the same risks as other Portfolio Investments of the Company.
Contractual subordination provisions are enforceable when a borrower is in bankruptcy, as are most inter-creditor agreement terms. Furthermore, there are instances where creditors and equity holders may lose their ranking and priority when they take over management and functional operating control of a debtor. In those cases where the Company, by virtue of such action, is found to exercise “domination and control” of a debtor, the Company may lose its priority if the debtor or other creditors can demonstrate that the debtor’s business was adversely impacted or other creditors and/or equity holders were harmed by improper or unfair actions of the Company, whether or not the Company is found to be a controlling party of the debtor. In addition, loans extended to a financially distressed borrower by an entity that owns an equity interest in the borrower may be reclassified as having been an equity capital contribution, rather than a debt obligation.
Notwithstanding the corporate structure of various debtor entities, such as special purpose entities created to hold assets and to structure for bankruptcy remoteness, such entities may, in certain cases, be consolidated in bankruptcy proceedings, which can affect the outcome of such proceedings and the amounts ultimately received by creditors. In addition, if a claim can be asserted against only a parent holding entity, such claim may be structurally subordinated to claims against a subsidiary entity that owns assets.
The U.S. Bankruptcy Code and other laws and regulations affecting debtors’ and creditors’ rights are subject to change, including by way of legislative action or judicial interpretation. In addition, governmental actors have recently shown a willingness to intervene in bankruptcy-related matters (for example, the U.S. government’s bailouts of General Motors and Chrysler), which may increase uncertainty regarding the enforcement of creditors’ rights and the bankruptcy process generally. Any such actions could alter the expected outcome or introduce greater uncertainty regarding the expected outcome of an investment situation of the Company, which may adversely affect such investment or the Company’s investment program.
Lack of Control over Investments
. The Company invests in debt securities, but may hold a
non-controlling
interest in one or more Portfolio Investments. Such investments may not give the Company the ability to influence the management of the company or to elect a representative to the company’s board of directors. In addition, the management of the company or its shareholders may have economic or business interests which are inconsistent with those of the Company, and they may be in a position to take action contrary to the Company’s objectives. A non-controlling
interest may be especially adverse to the Company in circumstances, such as certain stressed or distressed situations, where an element of control or influence might be beneficial to the subject investment.

Control Positions
. The Company does not expect to, but may have a controlling interest in a Portfolio Investment (because of its equity ownership, representation on the board of directors and/or contractual rights) either on its own or, in certain cases, with another financial partner or investment fund (
e.g.
,

in accordance with the Company’s receipt of equity in connection with a restructuring). The exercise of control over a company may impose additional risks of liability for environmental damage, product defects, failure to supervise management, pension and other fringe benefits, violation of governmental regulations (including securities laws) or other types of related liability. If these liabilities were to arise, the Company might suffer a significant loss in such investment. In addition, if employees of the Adviser serve as directors of certain of the Portfolio Investments, including public companies, they will have duties to persons other than the Company.
To the extent that the Company owns a controlling stake in or is deemed an affiliate of a particular company, it may also be subject to certain additional bankruptcy or securities laws restrictions that could affect both the liquidity of the Company’s interest and the Company’s ability to liquidate its interest without adversely impacting the price thereof, including insider trading restrictions, the affiliate sale restrictions of Rule 144 of the Securities Act and the disclosure requirements of Sections 13 and 16 of the 1934 Act. Further, to the extent that affiliates of the Company or the Adviser are subject to such restrictions, the Company, by virtue of its affiliation with such entities, may be similarly restricted, regardless of whether the Company stands to benefit from such affiliate’s ownership.
If the Company, alone or as part of a group acting together for certain purposes, becomes the beneficial owner of more than 10% of certain classes of securities of a U.S. public company or places a director on the board of directors of such a company, the Company may be subject to certain additional reporting requirements and to liability for short-swing profits under Section 16 of the 1934 Act. Furthermore, the Company may also be subject to similar reporting requirements and other limitations in
non-U.S.
jurisdictions where it holds significant positions in companies in such jurisdictions.
The exercise of control over a company, depending upon the amount and type of securities owned by the Company, contractual arrangements between the company and the Company, and other relevant factual circumstances, could result in an extension to one year of the
90-day
bankruptcy preference period with respect to payments made to the Company. See “—
Fraudulent Conveyance and Preference Considerations
” below. The exercise of control over a company may also provide grounds for challenges to the priority and enforceability of Portfolio Investments or other claims the Company may have against the company if it is subject to a bankruptcy case or other insolvency proceeding. See “—
Lender Liability Considerations and Equitable Subordination
” below.
Lender Liability Considerations and Equitable Subordination
. In recent years, a number of judicial decisions in the U.S. have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories (collectively termed “lender liability”). Generally, lender liability is founded upon the premise that an institutional lender has violated a duty (whether implied or contractual) of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. In addition, courts have in some cases applied the doctrine of equitable subordination to subordinate the claim against a borrower of a creditor, including a lending institution, to claims of other creditors of the borrower when the creditor is found to have engaged in unfair, inequitable or fraudulent conduct. There can be no assurance as to whether any fund, lending institution or other party from which the Company may directly or indirectly acquire such claims engaged in any such conduct and, if it did, as to whether the Company would be subject to claims that the Company’s Portfolio Investments should be equitably subordinated based on such conduct. Because of the nature of certain of the Company’s Portfolio Investments, the Company could be subject to allegations of lender liability or to claims that the Company’s Portfolio Investments should be equitably subordinated.
Fraudulent Conveyance and Preference Considerations
. Various federal and state laws enacted for the protection of creditors may apply to the purchase of the Company’s Portfolio Investments, or payments or liens related thereto, by virtue of the Company’s role as a creditor with respect to the borrowers under such Portfolio Investments. If a court, in a lawsuit brought by an unpaid creditor, a debtor-in-possession,
a trustee in bankruptcy, or their respective representatives, were to find that the borrower took any action to intentionally delay or frustrate recoveries by creditors, or did not receive fair consideration or reasonably equivalent value for incurring indebtedness evidenced by an investment and the grant of any security interest or other lien securing such investment, and, after giving effect to such indebtedness and/or grant of any security interest or other lien, the issuer or obligor (i) was insolvent, (ii) was engaged in a business for which the remaining assets of such issuer constituted unreasonably small capital or (iii) intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature, such court could, under certain circumstances, invalidate, in whole or in part, such indebtedness and such security interest or other lien as fraudulent conveyances, could subordinate such indebtedness to existing or future creditors of the borrower and could allow the borrower to recover amounts previously paid by the borrower to the creditor (including to the Company) in satisfaction of such indebtedness or proceeds of such security interest or other lien previously applied in satisfaction of such indebtedness.

The measure of insolvency for purposes of the foregoing will vary. Generally, an issuer or obligor would be considered insolvent at a particular time if the sum of its debts were then greater than all of its property at a fair valuation, or if the present fair saleable value of its assets were less than the amount that would be required to pay its probable liabilities on its existing debts as they became absolute and matured. There can be no assurance as to what standard a court would apply in order to determine whether the issuer or obligor was “insolvent” after giving effect to the incurrence of the indebtedness and/or the granting of any security interest or other lien or that, regardless of the method of valuation, a court would not determine that the issuer was “insolvent” upon giving effect to such incurrence of indebtedness and/or grant of security interests or other lien.
The Company may invest in bank debt or other indebtedness issued by a borrower which is guaranteed by other entities within the borrower’s corporate family. In such circumstances, the borrower often has little or no assets other than the stock of its subsidiaries and, as a result, any recovery is often available only, if at all, from the entities that guaranteed the indebtedness. There is a risk, however, that the obligations of such guarantors and any security interests or other liens issued by the guarantors to secure such obligations may be avoided as fraudulent conveyances in the event that a court were to determine that such guarantors did not receive reasonably equivalent value in exchange for the issuance of the guarantees and for the security interests or other liens. A court could determine that the guarantors did not receive reasonably equivalent value or fair consideration in incurring the obligations and granting the security interests or other liens despite the existence of “indirect” benefits to the guarantors, such as the strengthening of the corporate enterprise in the transaction. Additionally, provisions in guarantees and other similar documents governing similar obligations by which fraudulent conveyance exposure is sought to be reduced or eliminated, such as so-called
“savings clauses,” may not be enforceable. As a result, the Company’s Portfolio Investment in corporate bank debt or other indebtedness could be subject to avoidance as a fraudulent conveyance.
If a transaction is found to have been a fraudulent conveyance, the transferee may be compelled to return the value of the assets transferred as of the time of the transfer, even if the then current value is substantially less. In addition, unless the transferee is deemed to be a “good faith” transferee, the return of the asset may not even provide for the compensation back to the transferee of the value paid to the transferor.
In addition, in the event of the insolvency (as determined by a court based on the law of the jurisdiction which is being applied) of an issuer of a Portfolio Investment, payments made on the Company’s Portfolio Investment, or new liens granted, could be subject to avoidance as a “preference” if made within a certain period of time (which may be as long as one year) before insolvency, depending on a number of factors.
In general, if payments on a Company’s Portfolio Investment are avoidable, whether as a fraudulent conveyance or preference, such payments can be recaptured either from the initial recipient (such as the Company) or from subsequent transferees of such payments, including Unitholders. Additionally, if the grant of a security interest or other lien is avoidable, whether as a fraudulent conveyance or preference, the value of the security interest or other lien can be recovered from the initial transferee or the entity for whose benefit such transfer was made (such as the Company), and such recovery could include the diminution in value of the property which was subject to the security interest or other lien from the date of transfer.
There can be no assurance that a successful cause of action for fraudulent conveyance or preference will not occur, or as to whether any fund, lending institution or other party from which the Company may directly or indirectly acquire a Portfolio Investment engaged in any conduct to give rise to such causes of action, and if it did, as to whether such causes of action could be asserted against the Company and/or the Unitholders.
Portfolio Investment Risk
. The Company’s Portfolio Investments may involve a high degree of business and financial risk. Portfolio Investments may be in early stages of development, may have operating losses or significant variations in operating results and may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence. Portfolio Investments will also include companies that are experiencing or are expected to experience financial difficulties, which may never be overcome. In addition, many of them will have weak financial conditions and may require substantial additional capital to support their operations, to finance expansion or to maintain their competitive positions. Portfolio Investments may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing, and other capabilities and a larger number of qualified managerial and technical personnel. In addition, Portfolio Investments in which the Company invests may be required to comply with numerous U.S. and
non-U.S.
statutory and regulatory standards. A Portfolio Investment could be materially and adversely affected as a result of statutory or regulatory changes or changes in judicial or administrative interpretations of existing laws and regulations that impose more comprehensive or stringent requirements on such Portfolio Investment, the markets in which such Portfolio Investment operates or such Portfolio Investment’s industry generally.
There can be no assurance that a Portfolio Investment’s management team will be able to operate such Portfolio Investment successfully. In addition, instances of fraud or other illegal practices committed by the management team of a Portfolio Investment may undermine the Company’s investment in such Portfolio Investment and the Company may suffer losses. Additionally, Portfolio Investments need to attract, retain and develop executives and members of their management teams.

There can be no assurance that a Portfolio Investment will be able to attract and develop suitable members of its management team, which may adversely affect the Company.
Zero-Coupon Bonds, Deferred Interest Rate Bonds and
Payment-In-Kind
Securities
. Zero-coupon bonds pay interest only at maturity rather than at intervals during the life of the security. Deferred interest rate bonds generally provide for a period of delay before the regular payment of interest begins. PIK securities are debt obligations that pay “interest” in the form of other debt obligations, instead of in cash. Each of these instruments is normally issued and traded at a deep discount from face value. Zero-coupon bonds, deferred interest rate bonds and PIKs allow an issuer to avoid or delay the need to generate cash to meet current interest payments and, as a result, may involve greater credit risk than bonds that pay interest currently or in cash. In addition, such investments experience greater volatility in market value due to changes in interest rates than debt obligations that provide for regular payments of interest.
To the extent the Company invests in OID instruments, including PIK, zero coupon bonds, and debt securities with attached warrants, investors will be exposed to the risks associated with the inclusion of such non-cash
income in taxable and accounting income prior to receipt of cash, including the following:

•	The interest payments deferred on a PIK loan are subject to the risk that the borrower may default when the deferred payments are due in cash at the maturity of the loan;

•	The interest rates on PIK loans are higher to reflect the time-value of money on deferred interest payments and the higher credit risk of borrowers who may need to defer interest payments;

•	PIK instruments may have unreliable valuations because the accruals require judgments about ultimate collectability of the deferred payments and the value of the associated collateral;

•
An election to defer PIK interest payments by adding them to principal increases the Company’s gross assets and, thus, increases future base fees to the Adviser and, because interest payments will then be payable on a larger principal amount, the PIK election also increases the Adviser’s future income incentive fees at a compounding rate;

•	Market prices of OID instruments are more volatile because they are affected to a greater extent by interest rate changes than instruments that pay interest periodically in cash;

•	The deferral of interest on a PIK loan increases its loan-to-value ratio, which is a measure of the riskiness of a loan; and

•	OID creates the risk of non-refundable cash payments to the Adviser based on non-cash accruals that may never be realized.
Money Market and Other Liquid Instruments
. The Company may invest its assets in such liquid securities as the Adviser may deem to be advisable, including fixed income securities, money market instruments, money market mutual funds, and debt securities issued or guaranteed by the U.S., certain U.S. government agencies or instrumentalities. Money market instruments are short-term fixed income obligations, which generally have remaining maturities of one year or less, and may include commercial paper, certificates of deposit, and bankers’ acceptances issued by domestic branches of U.S. banks that are members of the FDIC. The Company may be prevented from achieving its investment objective during any period in which its assets are not substantially invested in accordance with its investment strategy. Notwithstanding their general high-quality nature, money market funds and liquid securities are subject to the risk of loss.
Among other liquid investments, the Company may invest cash, pending investment, reinvestment or distribution thereof or in connection with the maintenance of reserves, in money fund products offered from time to time by its Custodian, including the use of bank “sweep” short-term offerings.
Pooled Investment Vehicles and Pass-through Entities
. The Company may invest or take short positions in pooled investment vehicle and pass-through entities, including affiliated or third-party unregistered investment vehicles, investment companies registered under the 1940 Act (including exchange-traded funds and closed-end
companies) and master limited partnerships (“Pooled Investment Vehicles”).

To the extent the Company invests directly in Pooled Investment Vehicles and other “pass-through” entities which are treated as partnerships for U.S. federal income taxation purposes, the Company must rely on such vehicles to deliver to it certain tax information that is necessary to complete the Company’s own tax returns. If this information is not delivered to the Company in a timely fashion, the Company will be delayed in providing tax information to the investors.
U.S. Government and Agency Securities
. The Company may invest in debt securities issued or guaranteed by certain U.S. government agencies, instrumentalities and sponsored enterprises. Some U.S. government securities, such as Treasury bills, notes and bonds and MBS guaranteed by Ginnie Mae, are supported by the full faith and credit of the U.S.; others are supported by the right of the issuer to borrow from the U.S. Treasury; others are supported by the discretionary authority of the U.S. government to purchase the agency’s obligations; and still others are supported only by the credit of the instrumentality.

Although U.S. government-sponsored enterprises, such as Fannie Mae and Freddie Mac, may be chartered or sponsored by Congress, they are not funded by Congressional appropriations, and their securities are not issued by the U.S. Treasury or supported by the full faith and credit of the U.S. government and involve increased credit risks. In addition, certain governmental entities have been subject to regulatory scrutiny regarding their accounting policies and practices and other concerns that may result in legislation, changes in regulatory oversight and/or other consequences that could adversely affect the credit quality, availability or investment character of securities issued by these entities.
Restricted Securities
. It is expected that a significant portion of the Company’s Portfolio Investments will be securities that have not been registered for sale to the public under the Securities Act (“restricted securities”) pursuant to an exemption from registration (including Section 4(a)(2) of, or Rule 144A under, the Securities Act). Restricted securities are generally only sold to institutional investors in private sales from the issuer or from an affiliate of the issuer. These securities may be less liquid than securities registered for sale to the general public. The liquidity of a restricted security may be affected by a number of factors, including: (i) the credit quality of the issuer; (ii) the frequency of trades and quotes for the security; (iii) the number of dealers willing to purchase or sell the security and the number of other potential purchasers; (iv) dealer undertakings to make a market in the security; and (v) the nature of the security and the nature of marketplace trades. Also, restricted securities may be difficult to value because market quotations may not be readily available.
In addition, a debtor in a reorganization case may be granted a trading restriction order by a bankruptcy court in order to protect such debtor’s net operating losses (a “NOL Order”). Such an order may prohibit or severely restrict the ability of some creditors to sell their claims and interests in the debtor. The Company’s ability to transfer its interests in such a debtor may be impaired, delayed or prohibited as a consequence of a NOL Order. The Company may also incur added expenses if it attempts to challenge or limit the scope of a NOL Order, and such an attempt may not be successful. Similarly, issuers with net operating losses sometimes adopt Unitholder rights plans or similar arrangements in order to preserve the ability to utilize such net operating losses in the future; any such actions could also limit or otherwise adversely impact the Company’s ability to transfer or dispose of its interests in any such issuer.
Risks Related to Disposition of Investments
. The Company may dispose of its investments through whatever manner it deems to be advisable, including through asset sales, repackaging transactions, securitizations, IPOs, strategic transactions and other mergers and acquisitions activity, and/or any combination thereof. Therefore, the disposition of Company investments will be subject to the risks associated with the particular exit strategy utilized. See for example “—
Risks Relating to Bank Loans and Corporate Loans
” above. In particular, certain disposition techniques and structures may expose the Company to liability for (among other things) securities laws violations, breaches of representations and warranties, and repurchase or “putback” obligations with respect to securitizations or similar structures.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
We recognize the importance of assessing, identifying, and managing material risks from cybersecurity threats, as such term is defined in Item 106(a) of Regulation
S-K.
These risks include, among other things, operational risks, financial loss, intellectual property theft, fraud, extortion, loss of sensitive data, harm to individuals including stockholders, violation of privacy or security laws, increased costs associated with mitigation of damages and remediation, and other legal and reputational risks. We have implemented several cybersecurity processes and controls to aid in our efforts to assess, identify, and manage such material risks.
We rely on the Adviser’s enterprise-wide cybersecurity program to protect our information, including due oversight of the cybersecurity programs of our key service providers and processes for the assessment, identification, and management of material risks from cybersecurity threats, including those associated with the use of third-party service providers. The Adviser considers such cybersecurity threats as part of its broader risk management framework, and its cybersecurity program is designed to, among other things, protect us, insofar as is practicable, from the hazards of cybersecurity threats and vulnerabilities in accordance with applicable legal requirements and guidance. The Adviser collaborates with third-party subject-matter experts, as necessary, to identify and assess material cybersecurity threat risks and evaluate and test its cybersecurity protections, including through continuous network and endpoint monitoring, employee anti-phishing training, vulnerability assessments, and penetration testing to inform the Adviser’s risk identification and assessment. The Adviser also performs due diligence reviews on third-parties that have access to our systems, data, or facilities that house such systems or data and continually monitors cybersecurity threat risks identified through such diligence.
Together with management, the Board has designated an Information Security Group (“ISG”) to monitor issues relating to cybersecurity and work with the Adviser’s third-party Information Technology (“IT”) service provider to evaluate potential cyber risk vulnerabilities. While its composition may change over time, the ISG currently consists of our Chief Financial Officer and Chief Compliance Officer. The ISG, together with the Adviser’s third-party IT service provider, annually reviews the cyber risks applicable to our business and the measures established by the Adviser and other service providers to protect against those risks and recommends changes or enhancements, as necessary. The Adviser’s management and the third-party IT service provider also monitor the Adviser’s network to identify internal and external cybersecurity threats and vulnerabilities in order to determine any steps that should be taken to protect information stored on the Adviser’s network and promptly inform the ISG of any identified cybersecurity threats or vulnerabilities. The ISG also makes inquiries of the Adviser’s management and the third-party IT service provider regarding such efforts.
Material Impact of Cybersecurity Risks
The potential impact of risks from cybersecurity threats on us are assessed on an ongoing basis, and how such risks could materially affect our business strategy, operational results, or financial condition are regularly evaluated. During the reporting period, we did not identify any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that we believe have materially affected, or are reasonably likely to materially affect, our business strategy, operational results, or financial condition. We further describe cybersecurity risks that we face in “The failure in cyber security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively” and “We, our Adviser and our portfolio companies are subject to risks associated with cyber-attacks” under “Item 1A. Risk Factors” of this annual report on Form
10-K.
Governance
The Board has overall responsibility for risk oversight, including risks related to cybersecurity threats. The Board is aware of the critical nature of managing these risks and has sought to establish oversight mechanisms to ensure effective governance in managing risks associated with cybersecurity and appropriate review of the protections provided to us by the Adviser.
In conducting its duties, the ISG relies on the experience and expertise of the Adviser’s third-party IT service provider, which includes, among other things, over two decades of managing network security for companies, a track record of collaborating with management teams on incident response and threat mitigation, and, through various partnerships, vetting and implementing cutting-edge cybersecurity technologies. The ISG will provide a report, at least annually, to the entire Board regarding our cybersecurity threat risk management and strategy processes, covering topics such as data security posture, results from third-party assessments, progress towards pre-determined
risk mitigation-related goals, the Adviser’s incident response plan, and cybersecurity threat risks or incidents and developments, as well as the steps the Adviser’s management has taken to respond to and mitigate such risks. The Adviser’s incident response plan provides guidelines for responding to cyber incidents and facilitates coordination across multiple operational functions of the Adviser. The incident response plan includes notification to the ISG and, depending on its nature, escalation to the Board, if appropriate. The Board is also encouraged to engage with the ISG on cybersecurity topics at other times, and material cybersecurity threats and risks are also considered by the Board in relation to other important matters that come before it.
Item 2. Properties
Our executive offices are located at 500 Park Avenue, New York, New York 10022, and are provided by SLR in accordance with the terms of the Investment Management Agreement. We believe that our office facilities are suitable and adequate for our business as it is presently conducted.

Item 3. Legal Proceedings
Neither we nor our subsidiaries are currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or our subsidiaries. From time to time, we or our subsidiaries may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of these legal or regulatory proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Units will only be sold (i) in the U.S. only to U.S. persons who are “accredited investors” within the meaning of Regulation D under the Securities Act and (ii) outside the U.S. in accordance with Regulation S under the Securities Act. There is no public market for our Units, and none is expected to develop. For this reason, the Company is not providing the performance graph required by Item 201(e) of Regulation
S-K.
Because Units are being acquired by investors in one or more transactions “not involving a public offering,” they are “restricted securities” and may be required to be held indefinitely. Our Units may not be sold, transferred, assigned, pledged or otherwise disposed of unless (i) our written consent is granted, and (ii) the Units are registered under applicable securities laws or specifically exempted from registration (in which case the unitholder may, at our option, be required to provide us with a legal opinion, in form and substance satisfactory to us, that registration is not required). We do not anticipate consenting to sales, transfers or assignments of Units. Accordingly, an investor must be willing to bear the economic risk of investment in the Units until we are liquidated. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of the Units may be made without our written consent.
Holders
As of February 23, 2024, there was 1 holder of record of our Units.
Recent Sales of Unregistered Securities
None, other than those already disclosed in certain Form
8-Ks
filed with the SEC.
Issuer Repurchases of Equity Securities
None.
Distributions
Tax characteristics of all distributions will be reported to Unitholders on Form 1099 after the end of the calendar year. Future quarterly distributions, if any, will be determined by our Board. We expect that our distributions to Unitholders will generally be from accumulated net investment income, from net realized capital gains or non-taxable
return of capital, if any, as applicable.
We
intend to elect
to be taxed as a RIC under Subchapter M of the Code. To maintain our RIC tax treatment, we must distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. In addition, although we currently intend to distribute realized net capital gains (
i.e.
, net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment.
We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a business development company, we may in the future be limited in our ability to make distributions. Also, our revolving credit facility may limit our ability to declare distributions if we default under certain provisions. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of the tax benefits available to us as a regulated investment company. In addition, in accordance with GAAP and tax regulations, we include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind
income, which represents contractual income added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue or market discount. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a regulated investment company.

With respect to the distributions to Unitholders, income from origination, structuring, closing and certain other upfront fees associated with investments in portfolio companies are treated as taxable income and accordingly, distributed to Unitholders.
We cannot assure Unitholders that they will receive any distributions at a particular level.
Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
This Annual Report on Form
10-K
contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about the Company, our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	our future operating results, including our ability to achieve objectives;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of investments that we expect to make;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the impact of any protracted decline in the liquidity of credit markets on our business;

•	the ability of our portfolio companies to achieve their objectives;

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

•	market conditions and our ability to access different debt markets and additional debt and equity capital;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;

•	the ability of the Adviser to attract and retain highly talented professionals;

•	the ability of the Adviser to adequately allocate investment opportunities among the Company and its other advisory clients;

•	any conflicts of interest posed by the structure of the management fee and incentive fee to be paid to the Adviser;

•
changes in political, economic or industry conditions, relations between the United States, Russia, Ukraine and other nations, the interest rate environment, certain regional bank failures or conditions affecting the financial and capital markets;

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

•	the risks, uncertainties and other factors we identify in Item 1A. — Risk Factors contained in this Annual Report on Form 10-K and in our other filings with the SEC.

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
The following analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto contained elsewhere in this Annual Report on Form
10-K.
Overview
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
SLR Capital Partners, LLC (the “Adviser” or “SLR”) serves as the Company’s investment adviser pursuant to an investment management agreement between the Company and the Adviser (as amended, restated or otherwise modified from time to time, the “Investment Management Agreement”). Subject to the overall supervision of the Company’s Board of Directors (the “Board”), the Adviser is responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring the Company’s portfolio companies on an ongoing basis through a team of investment professionals.
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
The Adviser will seek to create a predominantly floating rate investment portfolio for the Company. For the avoidance of doubt, any investment guidelines discussed in this Annual Report on Form
10-K
apply to a fully
ramped-up
portfolio of investments (i.e., after the Company has invested substantially all of the capital available to the Company in accordance with the Company’s investment strategy) and are based on total available capital including unfunded equity commitments from our Unitholders and total expected leverage, as reasonably determined by the Adviser. There is no guarantee that the Adviser will achieve any investment guidelines discussed in this Annual Report on Form
10-K,
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

Recent Developments
On January 22, 2024, the Company delivered a capital drawdown notice to its investor, an investment fund created by a financial institution unaffiliated with the Company (the “Access Fund”), relating to the sale of 95,602 of the Company’s Units, for an aggregate offering price of $1.5 million. The sale closed on February 5, 2024.
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
The Adviser or Administrative Coordinator and/or their affiliates may advance to the Company organizational fees, costs, expenses and liabilities of the Company, including legal expenses, incurred in connection with the initial offering of Units and the formation and establishment of the Company (the “Organizational Expenses”). The Adviser or Administrative Coordinator (or such affiliate) will be reimbursed by the Company for such advanced expenses in an amount not to exceed $0.5 million. The Company will be responsible for and pay (or reimburse) the Organizational Expenses subject to the cap described in the preceding sentence. Accordingly, $0.1 million of offering expenses were charged to capital and $0.1 million of organizational costs were expensed in 2023.

Macroeconomic Environment
Credit markets showed resilience in 2023 in the face of persistent but declining inflationary pressures and higher interest rates. The U.S. economy grew during the year and central banks have postured toward lower interest rates. The year ended with uncertainties around the economy and geopolitical issues.
Portfolio and Investment Activity
During the period January 18, 2023 (commencement of operations) to December 31, 2023, we invested approximately $21.6 million across 21 portfolio companies. Investments sold or prepaid during the period January 18, 2023 (commencement of operations) to December 31, 2023 totaled approximately $0.1 million.
At December 31, 2023, our portfolio consisted of 21 portfolio companies and was invested more than 99.9% in senior secured loans and less than 0.1% in common equity/equity interests/warrants, in each case, measured at fair value.
At December 31, 2023, 100% of our income producing investment portfolio was floating rate, measured at fair value.
Critical Accounting Policies
The preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) will require management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the periods covered by such consolidated financial statements. Actual results could materially differ from those estimates, which the Company will evaluate on an ongoing basis. The Company has identified the following items as critical accounting policies. The Company will disclose these and any other critical accounting policies in the notes to its future consolidated financial statements.
Valuation of Portfolio Investments
In December 2020, the SEC adopted Rule
2a-5
under the 1940 Act addressing fair valuation of fund investments. The rule sets forth requirements for good faith determinations of fair value, as well as for the performance of fair value determinations, including related oversight and reporting obligations. The rule also defines “readily available market quotations” for purposes of the definition of “value” under the 1940 Act, and the SEC noted that this definition will apply in all contexts under the 1940 Act. The Company complies with Rule
2a-5’s
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

Leverage
The Company is required to comply with the asset coverage requirements of the 1940 Act. The Company employs leverage and otherwise incurs indebtedness with respect to its portfolio both on a recourse and non-recourse
basis (including and potentially through guarantees, derivatives, forward commitments and reverse repurchase agreements), but will not exceed the maximum amount permitted by the 1940 Act. The Company is generally permitted, under specified conditions, to issue senior securities in amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after such issuance. In connection with the organization of the Company, the Adviser, as the initial Unitholder, has authorized the Company to adopt the 150% asset coverage ratio. In connection with their subscriptions for Units, our Unitholders are required to acknowledge the Company’s ability to operate with an asset coverage ratio that may be as low as 150%. The Company (either directly or through a wholly-owned subsidiary) may borrow under a commitment-based subscription credit facility and/or a revolving credit facility that is secured by the Company’s assets and, as a result, the Company will be exposed to the risks of leverage, which may be considered a speculative investment technique. See “Financial Condition, Liquidity and Capital Resources Debt” below for more information regarding the Company’s commitment-based subscription credit facility. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to the Adviser, will be borne by our Unitholders. As of December 31, 2023, the Company had $13.4 million of senior securities, for an asset coverage ratio of 164.4%.
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
Taxation as a Regulated Investment Company
The Company intends to elect to be treated as a RIC under Subchapter M of the Code and intends to qualify for taxation as a RIC annually thereafter. As a RIC, the Company generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it timely distributes to Unitholders as dividends. In order to qualify for taxation as a RIC, the Company is required, among other things, to be diversified at each quarter end and to timely distribute to its Unitholders at least 90% of investment company taxable income, as defined by the Code, for each year. There is no guarantee the Company will be able to maintain its status as a RIC. Depending on the level of taxable income earned in a given tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company will accrue an estimated excise tax, if any, on estimated excess taxable income.
Recent Accounting Pronouncements
None.

Results of Operations
Results are shown for the period January 18, 2023 (commencement of operations) to December 31, 2023.
Investment Income
For the period January 18, 2023 (commencement of operations) to December 31, 2023, gross investment income totaled $0.6 million.
Expenses
Expenses totaled $1.9 million for the period January 18, 2023 (commencement of operations) to December 31, 2023, of which $0.1 million were management fees and administration fees and $0.6 million were interest and other credit facility expenses. Administrative services, organization and other general and administrative expenses totaled $1.1 million for the period January 18, 2023 (commencement of operations) to December 31, 2023. Expenses generally consist of management fees, administration fees, performance-based incentive fees, if any, administrative services expenses, insurance, legal expenses, directors’ fees and expenses, audit and tax expenses and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and financing costs, if any, among others.
Net Investment Loss
The Company’s net investment loss totaled $1.3 million or $5.34 per average unit for the period January 18, 2023 (commencement of operations) to December 31, 2023.
Net Realized Loss
The Company had investment sales and prepayments totaling approximately $0.1 million for the period January 18, 2023 (commencement of operations) to December 31, 2023. Net realized losses over the same periods were $1 thousand.
Net Change in Unrealized Gain
For the period January 18, 2023 (commencement of operations) to December 31, 2023, net change in unrealized gain on the Company’s investments totaled $0.1 million. Net unrealized gain for the period January 18, 2023 (commencement of operations) to December 31, 2023is primarily due to appreciation on our investments in CVAUSA Management, LLC, The Townsend Company, LLC and United Digestive MSO Parent, LLC, among others.
Net Decrease in Unitholders’ Capital Resulting From Operations
For the period January 18, 2023 (commencement of operations) to December 31, 2023, the Company had a net decrease in unitholders’ capital resulting from operations of $1.2 million. For the same period, loss per average unit was $4.96.
Financial Condition, Liquidity and Capital Resources
Our primary uses of cash are for (i) investments in portfolio companies and other investments to comply with certain portfolio RIC diversification requirements, (ii) the cost of operations (including paying the Adviser), (iii) debt service of any borrowings, and (iv) cash distributions to our Unitholders.
Equity
During the period January 18, 2023 (commencement of operations) to December 31, 2023, on a net basis, the Company sold and issued 551,497 Units at an average price of $17.95 per Unit, for net proceeds of $9.9 million. All of our outstanding Units were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. Unfunded equity capital commitments totaled $56.9 million at December 31, 2023.

Debt
SPV Facility
—On December 12, 2023, the Company, through its wholly-owned subsidiary, SLR Private Credit BDC II SPV LLC (the “SPV”), entered into the $25 million SPV Facility with Citibank, N.A. acting as administrative agent. The stated interest rate on the SPV Facility is Term SOFR plus 2.80% with no SOFR floor requirement and the final maturity date is December 12, 2028. The fee on undrawn commitments is currently 0.50%. The SPV Facility is secured by all of the assets held by the SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV also includes usual and customary events of default for credit facilities of this nature. As of December 31, 2023, there were $2.0 million of borrowings outstanding under the SPV Facility.
Subscription Facility
—On March 20, 2023, the Company established the $25 million Subscription Facility with ING Capital LLC as administrative agent and lender. The stated interest rate on the Subscription Facility is SOFR plus
2.75-3.00%
and the current stated maturity date is March 20, 2025. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of December 31, 2023, there were $11.4 million of borrowings outstanding under the Subscription Facility.
Cash Equivalents
We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time
we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held a face amount of $5 million of cash equivalents as of December 31, 2023.
Contractual Obligations
We have entered into certain contracts under which we have material future commitments. We have entered into the Investment Management Agreement with the Adviser in accordance with the 1940 Act. Pursuant to the Investment Management Agreement we have entered into with the Adviser, we pay the Adviser certain management and incentive fees prior to and following an Exchange Listing. Prior to an Exchange Listing, we pay the Adviser, in its capacity as Administrative Coordinator, an administration fee for administrative and coordination services, each as defined and described further below. Following an Exchange Listing, the Company intends to enter into a separate administration agreement with an affiliate pursuant to which administrative services would be provided to the Company, as described further below. The
Pre-Exchange
Listing Administration Fee will not offset any fees paid to the Adviser. Under the Investment Management Agreement, prior to an Exchange Listing, the Administrative Coordinator may engage or delegate certain administrative functions to third parties or affiliates on behalf of the Company. The Administrative Coordinator will be responsible for all expenses of its own staff responsible for (i) certain on-going,
routine,
non-investment-related
administrative services for the Company, (ii) the coordination of various third party services needed or required by the Company, and (iii) certain Unitholder servicing functions.

	Payments due by Period as of December 31, 2023 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit facilities (1)	$13.4	$—	$11.4	$2.0	$—

(1)	At December 31, 2023, we had a total of $36.6 million of unused borrowing capacity under our credit facilities, subject to borrowing base limits.

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
Off-Balance
Sheet Arrangements
From
time-to-time
and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at December 31, 2023:

December 31, 2023
(in millions)
AMF Levered II, LLC	$3.1
Outset Medical, Inc.	3.1
AAH Topco, LLC	1.8
Cerapedics, Inc.	1.5
OIS Management Services, LLC	1.4
Legacy Service Partners, LLC	1.2
Human Interest, Inc.	1.0
World Insurance Associates, LLC	0.8
Retina Midco, Inc.	0.8
Ardelyx, Inc.	0.7
CVAUSA Management, LLC	0.7
Alkeme Intermediary Holdings, LLC	0.7
West-NR Parent, Inc.	0.4
Peter C. Foy & Associates Insurance Services, LLC	0.4
Toptal, LLC	0.3
Apex Service Partners, LLC	0.3
United Digestive MSO Parent, LLC	0.3
The Townsend Company, LLC	0.3
Vertos Medical, Inc.	0.2
Medrina, LLC	0.2
UVP Management, LLC	0.2
Crewline Buyer, Inc.	0.1
Exactcare Parent, Inc.	0.1
WCI-BXC Purchaser, LLC	0.1
MRI Software LLC	0.1

Total Commitments	$19.8
The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of December 31, 2023, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

Distributions
Tax characteristics of all distributions will be reported to Unitholders on Form 1099 after the end of the calendar year. Future quarterly distributions, if any, will be determined by our Board. We expect that our distributions to Unitholders will generally be from accumulated net investment income, from net realized capital gains or non-taxable
return of capital, if any, as applicable.
We intend to elect to be taxed as a RIC under Subchapter M of the Code. To maintain our RIC tax treatment, we must distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. In addition, although we currently intend to distribute realized net capital gains (
i.e.
, net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment.
We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a business development company, we may in the future be limited in our ability to make distributions. Also, our revolving credit facility may limit our ability to declare distributions if we default under certain provisions. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of the tax benefits available to us as a RIC. In addition, in accordance with GAAP and tax regulations, we include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind
income, which represents contractual income added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue or market discount. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a RIC.
With respect to the distributions to Unitholders, income from origination, structuring, closing and certain other upfront fees associated with investments in portfolio companies are treated as taxable income and accordingly, distributed to Unitholders.
Related Parties
We have entered into the Investment Management Agreement with the Adviser pursuant to which we pay management fees, administrative coordinator fees and incentive fees to the Adviser. The Board held a virtual meeting on August 2, 2022 to consider and approve the Investment Management Agreement and related matters. In reliance on certain exemptive relief provided by the SEC, the Board ratified the approval of the Investment Management Agreement at its next in-person
meeting held on November 6, 2023. Subject to certain restrictions, the Investment Management Agreement will remain in effect for a period of two years from January 27, 2023, the date it first became effective, and will remain in effect from year to year thereafter if approved annually by a majority of the Board, including a majority of independent directors, or by the holders of a majority of our outstanding voting securities until terminated by the Company, or by the Adviser, upon 60 days’ prior written notice.
Mr. Gross, our Chairman,
Co-Chief
Executive Officer and President and Mr. Spohler, our
Co-Chief
Executive Officer, Chief Operating Officer and board member, are managing members and senior investment professionals of, and have financial and controlling interests in, the Adviser. In addition, Mr. Kajee, our Chief Financial Officer and Treasurer serves as the Chief Financial Officer for the Adviser and Mr. Talarico, our Chief Compliance Officer and Secretary, serves as Partner, General Counsel and Chief Compliance Officer for the Adviser. The Adviser may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. For example, the Adviser presently serves as investment adviser to SLR Investment Corp., a publicly traded BDC, which focuses on investing in senior secured loans, including financing leases and to a lesser extent, unsecured loans and equity securities, SCP Private Credit Income BDC LLC, an unlisted BDC that focuses on investing primarily in senior secured loans, including non-traditional
asset-based loans and first lien loans, and SLR HC BDC LLC, an unlisted BDC whose principal focus is to invest directly and indirectly in senior secured loans and other debt instruments typically to middle market companies within the healthcare industry. In addition, Mr. Gross, our Chairman,
Co-Chief
Executive Officer and President, Mr. Spohler, our
Co-Chief
Executive Officer and Chief Operating Officer, Mr. Kajee, our Chief Financial Officer, and Mr. Talarico, our Chief Compliance Officer and Secretary, serve in similar capacities for SLR Investment Corp., SCP Private Credit Income BDC LLC and SLR HC BDC LLC. The Adviser and certain investment advisory affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Adviser or its affiliates may determine that we should invest side-by-side
with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Adviser’s allocation procedures. On June 13, 2017, the Adviser received an exemptive order that permits the Company to participate in negotiated co-investment transactions
with certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to various conditions (the “Order”). If the Company is unable to rely on the Order for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although the Adviser’s investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, the Company and its Unitholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of the Adviser. In addition, we have adopted a formal code of ethics that governs the conduct of our officers and directors. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Delaware Limited Liability Company Act.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates. Uncertainty with respect to interest rates, inflationary pressures, risks in respect of a failure to increase the U.S. debt ceiling or a downgrade in the U.S. credit rating, the war between Ukraine and Russia, certain regional bank failures, an inflationary environment, the ongoing war in the Middle East and health epidemics and pandemics introduced significant volatility in the financial markets, and the effects of this volatility have materially impacted and could continue to materially impact our market risks. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In a low interest rate environment, including a reduction of SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such as the recent economic environment, such difference could potentially increase thereby increasing our net investment income. During the period January 18, 2023 (commencement of operations) to December 31, 2023, certain investments in our investment portfolio had floating interest rates. These floating rate investments were primarily based on floating SOFR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have floors. The Company also has revolving credit facilities that are generally based on floating SOFR. Assuming no changes to our balance sheet as of December 31, 2023 and no new defaults by portfolio companies, a hypothetical one percent decrease in SOFR on our comprehensive floating rate assets and liabilities would decrease our net investment income by approximately fourteen cents per average unit over the next twelve months. Assuming no changes to our balance sheet as of December 31, 2023 and no new defaults by portfolio companies, a hypothetical one percent increase in SOFR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately fourteen cents per average unit over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time
by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At December 31, 2023, we have no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in SOFR	(1.00%)	1.00%
Increase (Decrease) in Net Investment Income Per Unit Per Year	$(0.14)	$0.14

Item 8. Financial Statements and Supplementary Data

*	Commencement of operations

Report of Independent Registered Public Accounting Firm
To the Unitholders’ and Board of Directors
SLR Private Credit BDC II LLC:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of SLR Private Credit BDC II LLC (and subsidiary) (the Company) as of December 31, 2023, the related consolidated statements of operations, changes in unitholders’ capital, and cash flows for the period January 18, 2023 (commencement of operations) to December 31, 2023 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows the period January 18, 2023 to December 31, 2023, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2023, by correspondence with the custodian, portfolio companies or agents. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ KPMG LLP
We have served as the Company’s auditor since 2022.
New York, New York
February 27, 2024

SLR Private Credit BDC II LLC
Consolidated Statement of Assets and Liabilities
(in thousands, except unit amounts)

December 31, 2023
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost: $21,560)	$21,654
Cash	323
Cash equivalents (cost: $4,960)	4,960
Interest receivable	138
Prepaid expenses	16

Total assets	$27,091

Liabilities
Revolving credit facility due March 2025 (the “Subscription Facility”) ($11,400 face amount, reported net of unamortized debt issuance costs of $320. See note 5)	$11,080
Revolving credit facility due December 2028 (the “SPV Facility”) ($2,000 face amount, reported net of unamortized debt issuance costs of $346. See note 5)	1,654
Payable for cash equivalents purchased	4,960
Management fee payable (see note 3)	138
Administration fee payable (see note 3)	3
Interest payable (see note 5)	85
Other liabilities and accrued expenses	536

Total liabilities	$18,456

Commitments and contingencies (see note 6)
Unitholders’ Capital
Common Unitholders’ capital (551,497 units issued and outstanding, see note 2f)	9,131
Accumulated distributable net loss (see note 2f)	(496)

Total unitholders’ capital	$8,635

Total liabilities and unitholders’ capital	$27,091

Net asset value per unit	$15.66

See notes to financial statements.

SLR Private Credit BDC II LLC
Consolidated Statement of Operations
(in thousands, except unit amounts)

For the period January 18, 2023* to December 31, 2023
Investment Income:
Interest income from non-controlled/non-affiliated investments	$607

Total investment income	607

Expenses:
Management fees (see note 3)	$138
Administration fees (see note 3)	4
Interest and other credit facility expenses (see note 5)	607
Administrative services expenses	250
Legal expenses	235
Organizational expenses	131
Audit and tax preparation expenses	117
Other general and administrative expenses	407

Total expenses	1,889

Net investment loss	$(1,282)

Realized and unrealized gain (loss) on investments and cash equivalents:
Net realized loss on non-controlled/non-affiliated investments and cash equivalents	$(1)
Net change in unrealized gain on non-controlled/non-affiliated investments and cash equivalents	94

Net realized and unrealized gain on non-controlled/non-affiliated investments and cash equivalents	93

Net Decrease in Unitholders’ Capital Resulting From Operations	$(1,189)

Net Loss Per Unit	$(4.96)

*	Commencement of operations
See notes to financial statements.

SLR Private Credit BDC II LLC
Consolidated Statement of Changes in Unitholders’ Capital
(in thousands, except unit amounts)

For the period January 18, 2023* to December 31, 2023
Increase (decrease) in unitholders’ capital resulting from operations:
Net investment loss	$(1,282)
Net realized loss	(1)
Net change in unrealized gain	94

Net decrease in unitholders’ capital resulting from operations	(1,189)

Increase (decrease) in unitholders’ capital resulting from capital activity (see note 7):
Contributions	9,901
Less offering costs	(76)
Cancellation	(1)

Net increase in unitholders’ capital resulting from capital activity	9,824

Total increase in unitholders’ capital	8,635
Unitholders’ capital, beginning of period	—

Unitholders’ capital, end of period	$8,635

Capital unit activity (see note 7):
Units issued	551,537
Units canceled	(40)

Net increase from capital unit activity	551,497

*	Commencement of operations
See notes to financial statements.

SLR Private Credit BDC II LLC
Consolidated Statement of Cash Flows
(in thousands)

For the period January 18, 2023* to December 31, 2023
Cash Flows from Operating Activities:
Net decrease in unitholders’ capital resulting from operations	$(1,189)
Adjustments to reconcile net decrease in unitholders’ capital resulting from operations to net cash used in operating activities:
Net realized loss on investments and cash equivalents	1
Net change in unrealized gain on investments	(94)
Deferred financing costs	239
(Increase) decrease in operating assets:
Purchase of investments	(21,607)
Net accretion of discount on investments	(19)
Proceeds from disposition of investments	65
Interest receivable	(138)
Prepaid expenses	(16)
Increase in operating liabilities:
Payable for cash equivalents purchased	4,960
Management fee payable	138
Administration fee payable	3
Interest payable	85
Other liabilities and accrued expenses	536

Net Cash Used in Operating Activities	(17,036)

Cash Flows from Financing Activities:
Contributions from unitholders	9,901
Offering costs	(76)
Cancellation of units	(1)
Proceeds from borrowings	18,245
Repayments of borrowings	(5,750)

Net Cash Provided by Financing Activities	22,319

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,283
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,283

Supplemental disclosure of cash flow information:
Cash paid for interest	$522

*	Commencement of operations
See notes to financial statements.

SLR Private Credit BDC II LLC
Consolidated Schedule of Investments
December 31, 2023
(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (2)		Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 250.7%
Accession Risk Management Group, Inc.	Insurance	S+550		0.75%	11.00%	12/4/2023	11/1/2029	$1,603	$1,597	$1,597
Alkeme Intermediary Holdings, LLC (4)	Insurance	S+650		1.00%	11.96%	9/20/2023	10/28/2026	667	649	667
Apex Service Partners, LLC	Diversified Consumer Services	S+650	(5)	1.00%	11.87%	10/27/2023	10/24/2030	1,130	1,102	1,102
Cerapedics, Inc. (4)	Biotechnology	S+620		2.75%	11.55%	10/3/2023	1/1/2028	851	852	851
Crewline Buyer, Inc.	IT Services	S+675		1.00%	12.10%	11/8/2023	11/8/2030	1,171	1,142	1,142
CVAUSA Management, LLC	Health Care Providers & Services	S+650		1.00%	11.74%	5/22/2023	5/22/2029	1,184	1,150	1,184
Exactcare Parent, Inc.	Health Care Providers & Services	S+650		1.00%	11.89%	11/3/2023	11/5/2029	744	724	723
Higginbotham Insurance Agency, Inc.	Insurance	S+550		1.00%	10.96%	8/24/2023	11/25/2028	1,740	1,740	1,740
Medrina, LLC	Health Care Providers & Services	S+625		1.00%	11.67%	10/20/2023	10/20/2029	555	542	541
MRI Software, LLC (4)	Software	S+550		1.00%	10.95%	12/19/2023	2/10/2027	1,591	1,589	1,589
OIS Management Services, LLC (4)	Health Care Providers & Services	S+575		0.75%	11.20%	12/29/2023	11/16/2028	697	691	683
Peter C. Foy & Associates Insurance Services, LLC	Insurance	S+650		0.75%	11.86%	7/19/2023	11/1/2028	377	370	370
Retina Midco, Inc. (4)	Health Care Providers & Services	S+575		1.00%	11.38%	12/18/2023	1/31/2026	2,308	2,262	2,261
The Townsend Company, LLC (4)	Commercial Services & Supplies	S+625		1.00%	11.61%	8/21/2023	8/15/2029	805	786	805
Toptal, LLC	Commercial Services & Supplies	P+250		7.50%	11.00%	12/28/2023	12/28/2026	1,562	1,562	1,562
United Digestive MSO Parent, LLC	Health Care Providers & Services	S+675		1.00%	12.25%	3/30/2023	3/30/2029	687	669	687
UVP Management, LLC	Health Care Providers & Services	S+625		1.00%	11.75%	9/18/2023	9/15/2025	1,023	1,001	998
Vertos Medical, Inc. (4)	Health Care Equipment & Supplies	S+515		4.75%	10.50%	6/14/2023	7/1/2028	397	394	397
WCI-BXC Purchaser, LLC	Distributors	S+625		1.00%	11.64%	11/6/2023	11/6/2030	669	653	653
West-NR Parent, Inc.	Insurance	S+625		1.00%	11.70%	8/1/2023	12/27/2027	916	899	916
World Insurance Associates, LLC	Insurance	S+600		1.00%	11.35%	10/20/2023	4/3/2028	1,189	1,183	1,183

Total Bank Debt/Senior Secured Loans									$21,557	$21,651

Warrants — 0.1%								Warrants
Vertos Medical, Inc.*	Health Care Equipment & Supplies					6/14/2023		9,646	$3	$3

Total Warrants									$3	$3

Total Investments (3) — 250.8%									$21,560	$21,654
Cash Equivalents — 57.4%
U.S. Treasury Bill	Government					12/29/2023	2/27/2024	$5,000	$4,960	$4,960

Total Investments & Cash Equivalents — 308.2%									$26,520	$26,614
Liabilities in Excess of Other Assets — (208.2%)										(17,979)

Net Assets — 100.0%										$8,635

(1)
Floating rate debt investments typically bear interest at a rate determined by reference to either the Secured Overnight Financing Rate (“SOFR”) or the prime index rate (“PRIME” or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment SLR Private Credit B
D
C II LLC (the “Company”, “we”, “us” or “our”) has provided the current interest rate in effect as of December 31, 2023.

(2)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the SOFR or PRIME rate. These instruments are often subject to a SOFR or PRIME rate floor.
(3)
Aggregate net unrealized depreciation for U.S. federal income tax purposes is $374; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $110 and $484, respectively, based on a tax cost of $22,028. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.

(4)
Indicates an investment that is wholly or partially held by the Company through its wholly-owned financing subsidiary SLR Private Credit BDC II SPV LLC (the “SPV”). Such investments are pledged as collateral under the SPV Facility (see Note 5 to the consolidated financial statements) and are not generally available to creditors, if any, of the Company.

(5)	S+650 spread on revolver tranche, S+500 plus 2.00% PIK on term loan tranche.
*	Non-income producing security.
See notes to financial statements.

SLR Private Credit BDC II LLC
Consolidated Schedule of Investments (continued)
December 31, 2023
(in thousands)

Industry Classification	Percentage of Total Investments (at fair value) as of December 31, 2023
Health Care Providers & Services	32.7%
Insurance	29.9%
Commercial Services & Supplies	10.9%
Software	7.3%
IT Services	5.3%
Diversified Consumer Services	5.1%
Biotechnology	3.9%
Distributors	3.0%
Health Care Equipment & Supplies	1.9%

Total Investments	100.0%

See notes to financial statements.

SLR Private Credit BDC II LLC
Notes to Consolidated Financial Statements
December 31, 2023
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
In connection with the Company’s formation, the Company issued and sold 40 of the Company’s units (“Units”) to the Adviser (the “Initial Unitholder”), which were acquired for an initial capital contribution of $1 on January 18, 2023 in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. As of December 31, 2023, the Company has closed on $66,780 in capital commitments. The Company’s initial drawdown occurred on March 31, 2023 with the sale and issuance of Units at an aggregate purchase price of $3,000 or $25.00 per Unit. Prior to the issuance of Units on March 31, 2023, the Initial Unitholder’s initial seed capital was withdrawn from the Company and its Units were canceled. As of December 31, 2023, $9,900 of capital commitments were drawn and $56,880 were unfunded.
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
Act vote as described in Item 11 of the Company’s registration statement on Form 10. The Company may be dissolved and its affairs wound up prior to the end of the term under the circumstances set forth in the LLC Agreement.

SLR Private Credit BDC II LLC
Notes to Consolidated Financial Statements (continued)
December 31, 2023
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
Note 2. Summary of Significant Accounting Policies
The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”), and include the accounts of the Company and certain wholly-owned subsidiaries, if any. The consolidated financial statements reflect all adjustments and reclassifications which, in the opinion of management, are necessary for the fair presentation of the results of the operations and financial condition for the periods presented. All significant intercompany balances and transactions have been eliminated.
The preparation of consolidated financial statements in conformity with GAAP and pursuant to the requirements for reporting on Form
10-K
and Regulation
S-X,
as appropriate, also requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially.
In the opinion of management, all adjustments which are of a normal recurring nature and considered necessary for the fair presentation of financial statements, have been included.
The significant accounting policies consistently followed by the Company are:

(a)	Investment transactions are accounted for on the trade date.

(b)	In accordance with GAAP and the 1940 Act, the Company’s assets will generally be valued as follows:

(i)
securities or other instruments (other than as referred to in clauses (ii) and (iii) below) for which market quotes are readily available and deemed to represent fair value under GAAP will be valued based on quotes obtained from a quotation reporting system, market makers or pricing services (when deemed to represent fair value under GAAP). A market quotation is readily available for a security only when that quotation is a quoted price (unadjusted) in active markets for identical investments that the Company can access at the measurement date, provided that a quotation will not be readily available if it is not reliable. If the Company anticipates using a market quotation for a security, it will also monitor for circumstances that may necessitate the use of fair value, such as significant events that may cause concern over the reliability of a market quotation;

(ii)	exchange-traded options, futures and options on futures will be valued at the settlement price determined by the exchange or through the use of a model such as Black-Scholes;

(iii)	short-term investments with maturities of sixty (60) days or less generally will be valued at amortized cost; and

SLR Private Credit BDC II LLC
Notes to Consolidated Financial Statements (continued)
December 31, 2023
(in thousands, except unit amounts)

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

c.
the audit committee of the Board of Directors (the “Board”) reviews the preliminary valuations of the Adviser and third-party valuation specialist, if any, and responds to the valuation recommendations to reflect any comments; and

d.
the Board discusses valuations and determines the fair value of each investment in the Company’s portfolio in good faith based on the input of the Adviser, the audit committee, and third-party valuation specialist, if any, which may from time to time be engaged by the Board.

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
Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC
820-10,
certain investments that qualify as investment companies in accordance with ASC 946 may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the period ended December 31, 2023, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.
ASC Topic 820 classifies the inputs used to measure these fair values into the following hierarchy:
Level
 1
: Unadjusted quoted prices in active markets for identical assets or liabilities, accessible by the Company at the measurement date.

SLR Private Credit BDC II LLC
Notes to Consolidated Financial Statements (continued)
December 31, 2023
(in thousands, except unit amounts)

Level
 2
: Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable inputs other than quoted prices.
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

(f)
Book and tax basis differences relating to Unitholder distributions and other permanent book and tax differences are typically reclassified among the Company’s capital accounts annually. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP; accordingly at December 31, 2023, $693 was reclassified on our balance sheet between accumulated distributable net loss and common Unitholders’ capital. Total earnings and net asset value are not affected.

(g)
Distributions to Unitholders are recorded as of the record date. The amount to be paid out as a distribution is determined by the Board. Net realized capital gains, if any, are generally distributed or deemed distributed at least annually.

(h)
In accordance with Regulation
S-X
and ASC Topic 810—
Consolidation
, the Company consolidates its interest in controlled investment company subsidiaries, financing subsidiaries and certain wholly-owned holding companies that serve to facilitate investment in portfolio companies. In addition, the Company may also consolidate any controlled operating companies substantially all of whose business consists of providing services to the Company.

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

SLR Private Credit BDC II LLC
Notes to Consolidated Financial Statements (continued)
December 31, 2023
(in thousands, except unit amounts)

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

Note 3. Agreements and Related Party Transactions
Pursuant to the Investment Management Agreement we have entered into with the Adviser, we pay the Adviser certain management and incentive fees prior to and following an Exchange Listing. Prior to an Exchange Listing, the Adviser has been appointed to provide administrative and coordination services to the Company (in such capacity, the “Administrative Coordinator”). The Company will pay an administration fee to the Administrative Coordinator for such administrative and coordination services, each as defined and described further below. Following an Exchange Listing, we intend to enter into a separate administration agreement with an affiliate pursuant to which administrative services would be provided to the Company, as described further below. The cost of the base management fee, the incentive fee and the administration fee will ultimately be borne by our Unitholders.
Management Fees
The Company pays the Adviser a management fee prior to an Exchange Listing (as the same may be adjusted pursuant to the LLC Agreement and the Investment Management Agreement, the
“Pre-Exchange
Listing Management Fee”) and will pay a management fee following an Exchange Listing (as the same may be adjusted pursuant to the LLC Agreement and the Investment Management Agreement, the “Post-Exchange Listing Management Fee” and, together with the
Pre-Exchange
Listing Management Fee, the “Management Fee”). The Management Fee will be payable quarterly in arrears, as follows:

SLR Private Credit BDC II LLC
Notes to Consolidated Financial Statements (continued)
December 31, 2023
(in thousands, except unit amounts)

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
Incentive Fee
Distributions
. Prior to an Exchange Listing, the Company makes distributions out of two categories: Current Proceeds and Disposition Proceeds (collectively referred to as “Investment Proceeds”). “Disposition Proceeds” means all amounts received by the Company upon the disposition of an investment, including full or partial repayments or amortization of principal (but excluding Current Proceeds). “Current Proceeds” means all proceeds from investments, including interest income, fee income, prepayment fees and exit fees, other than Disposition Proceeds, less Company expenses. The Adviser apportions each Unitholder’s pro rata share of Investment Proceeds between Disposition Proceeds and Current Proceeds.
Pre-Exchange
Listing Incentive Fee
.

Prior to an Exchange Listing, and subject to availability, the Company will cause distributable cash to be distributed to Unitholders and to be paid to the Adviser as an incentive fee (the
“Pre-Exchange
Listing Incentive Fee”). Amounts of Investment Proceeds apportioned to Unitholders are divided between and distributed to Unitholders, on the one hand, and the Adviser, on the other hand, in the following amounts and order of priority:
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

SLR Private Credit BDC II LLC
Notes to Consolidated Financial Statements (continued)
December 31, 2023
(in thousands, except unit amounts)

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

SLR Private Credit BDC II LLC
Notes to Consolidated Financial Statements (continued)
December 31, 2023
(in thousands, except unit amounts)

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

SLR Private Credit BDC II LLC
Notes to Consolidated Financial Statements (continued)
December 31, 2023
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
For the period January 18, 2023 (commencement of operations) to December 31, 2023, the Company incurred $138 in Management Fees, $4 in Administration Fees and $0 in Incentive Fees.
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
The Adviser or Administrative Coordinator and/or their affiliates has advanced organizational and offering expenses to the Company, which include organizational fees, costs, expenses and liabilities of the Company, including legal expenses, incurred in connection with the initial offering of Units and the formation and establishment of the Company (the “Organizational Expenses”). The Adviser or Administrative Coordinator (or such affiliate) will be reimbursed by the Company for such advanced costs and expenses in an amount not to exceed $500. The Company will be responsible for and pay (or reimburse) the Organizational Expenses subject to the cap described in the preceding sentence. Accordingly, in 2023, $76 of offering expenses were charged to capital and $131 of organizational costs were expensed.

SLR Private Credit BDC II LLC
Notes to Consolidated Financial Statements (continued)
December 31, 2023
(in thousands, except unit amounts)

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

SLR Private Credit BDC II LLC
Notes to Consolidated Financial Statements (continued)
December 31, 2023
(in thousands, except unit amounts)

The following table presents the balances of assets measured at fair value on a recurring basis, as of December 31, 2023:
Fair Value Measurements
As of December 31, 2023

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$21,651	$21,651
Warrants	—	—	3	3

Total Investments	$—	$—	$21,654	$21,654

While the Company has not made an election to apply the fair value option of accounting to any of its debt obligations, if the Company’s debt obligations were carried at fair value at December 31, 2023, the fair value of the SPV Facility and the Subscription Facility would be $
2,000
and $
11,400
, respectively.
The following table provides a summary of the changes in fair value of Level 3 assets for the period January 18, 2023 (commencement of operations) to December 31, 2023, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at December 31, 2023:

	Bank Debt/Senior Secured Loans	Warrants	Total
Fair value, January 18, 2023	$—	$—	$—
Total gains or losses included in earnings:
Net realized gain	—	—	—
Net change in unrealized gain (loss)	94	—	94
Purchase of investment securities*	21,623	3	21,626
Proceeds from dispositions of investment securities	(66)	—	(66)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—

Fair value, December 31, 2023	$21,651	$3	$21,654

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$94	$—	$94

*	Includes PIK capitalization and accretion of discount

SLR Private Credit BDC II LLC
Notes to Consolidated Financial Statements (continued)
December 31, 2023
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
Quantitative information about the Company’s Level 3 asset fair value measurements as of December 31, 2023 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2023	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$21,651	Income Approach	Market Yield	11.1% - 17.6% ( 12.5%)

Warrants	Asset	$3	Market Approach	Volatility	18.9% - 18.9% (18.9%)

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask
spreads, if applicable, would result in a significantly lower or higher fair value measurement for such assets. Generally, an increase in market yields may result in a decrease in the fair value of certain of the Company’s investments.
Note 5. Debt
SPV Facility
— On December 12, 2023, the Company, through its wholly-owned subsidiary, SLR Private Credit BDC II SPV LLC, entered into the $25,000 SPV Facility with Citibank, N.A. acting as administrative agent. The stated interest rate on the SPV Facility is Term SOFR plus 2.80% with no SOFR floor requirement and the final maturity date is December 12, 2028. The fee on undrawn commitments is currently 0.50%. The SPV Facility is secured by all of the assets held by the SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV also includes usual and customary events of default for credit facilities of this nature. As of December 31, 2023, there were $2,000 of borrowings outstanding under the SPV Facility.
Subscription Facility
— On March 20, 2023, the Company established the $25,000 Subscription Facility due March 20, 2025 with ING Capital LLC, as administrative agent and lender. The stated interest rate on the Subscription Facility is SOFR plus
2.75-3.00%.
Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of December 31, 2023, there were $11,400 of borrowings outstanding under the Subscription Facility.
The average annualized interest cost for borrowings for the period March 20, 2023 (commencement of the Subscription Facility) to December 31, 2023 was 8.42%. This cost is exclusive of other credit facility expenses such as unused fees. The maximum amount borrowed on the credit facilities during the period March 20, 2023 (commencement of the Subscription Facility) to December 31, 2023 was $13,400.

SLR Private Credit BDC II LLC
Notes to Consolidated Financial Statements (continued)
December 31, 2023
(in thousands, except unit amounts)

Note 6. Commitments and Contingencies
The Company had unfunded debt commitments to various revolving and delayed-draw term loans. The total amount of these unfunded commitments as of December 31, 2023 is $19,793, comprised of the following:

December 31, 2023
AMF Levered II, LLC	$3,133
Outset Medical, Inc.	3,113
AAH Topco, LLC	1,802
Cerapedics, Inc.	1,489
OIS Management Services, LLC	1,362
Legacy Service Partners, LLC	1,237
Human Interest, Inc.	1,032
World Insurance Associates, LLC	852
Retina Midco, Inc.	769
Ardelyx, Inc.	750
CVAUSA Management, LLC	741
Alkeme Intermediary Holdings, LLC	668
West-NR Parent, Inc.	395
Peter C. Foy & Associates Insurance Services, LLC	378
Toptal, LLC	352
Apex Service Partners, LLC	277
United Digestive MSO Parent, LLC	273
The Townsend Company, LLC	261
Vertos Medical, Inc.	198
Medrina, LLC	190
UVP Management, LLC	174
Crewline Buyer, Inc.	122
Exactcare Parent, Inc.	81
WCI-BXC Purchaser, LLC	77
MRI Software LLC	67

Total Commitments	$19,793
The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the respective portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of December 31, 2023, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.
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

SLR Private Credit BDC II LLC
Notes to Consolidated Financial Statements (continued)
December 31, 2023
(in thousands, except unit amounts)

Note 7. Unitholders’ Capital
Transactions in Unitholders’ capital were as follows:

For the period January 18, 2023* to December 31, 2023
Units at beginning of period	—
Units issued	551,537
Units canceled	(40)

Units issued and outstanding at end of period	551,497

*	Commencement of operations
Note 8. Financial Highlights
The following is a schedule of financial highlights for the period January 18, 2023 (commencement of operations) to December 31, 2023:

For the period January 18, 2023* to December 31, 2023
Per Unit Data: (a)
Net asset value per unit, beginning of period	$—

Net investment loss	(5.34)
Net realized and unrealized gain	0.38

Net decrease in Unitholders’ capital resulting from operations	(4.96)
Issuance of units	20.94 **
Offering costs	(0.32)

Net asset value per unit, end of period	$15.66

Total Return(b)(c)	(37.36)%
Unitholders’ capital, end of period	$8,635
Units outstanding, end of period	551,497
Ratios to average net assets of Unitholders’ Capital (c):
Net investment loss	(30.66)%

Operating expenses	30.65%
Interest and other credit facility expenses	14.53%

Total expenses	45.18%

Average debt outstanding	$2,774
Portfolio turnover ratio	1.0%

(a)
Calculated using the average Units outstanding method. Weighted average Units outstanding for the period March 31, 2023 (date of first sale of Units to Unitholders) through December 31, 2023 was 239,842.

(b)
Calculated as the change in net asset value (“NAV”) per Unit during the period plus distributions declared per Unit, divided by the beginning NAV per Unit. Total return does not include a sales load. The beginning NAV per unit was determined to be as of the date of the first sale of Units to Unitholders as management considers this to be the most meaningful disclosure for investors.

(c)	Not annualized for periods less than one year. Average net assets are calculated for the period March 31, 2023 (date of first sale of Units to Unitholders) through December 31, 2023.
*	Commencement of operations
**
Includes the impact of the different unit amounts used in calculating per Unit data as a result of calculating certain per Unit data based upon the weighted average Units outstanding during the period and certain per Unit data based on the Units outstanding as of a period end.

SLR Private Credit BDC II LLC
Notes to Consolidated Financial Statements (continued)
December 31, 2023
(in thousands, except unit amounts)

Note 9. Income Tax Information and Distributions to Unitholders
There were no distributions for the period January 18, 2023 (commencement of operations) to December 31, 2023.
As of December 31, 2023, the total accumulated losses on a tax basis were as follows(1):

2023
Undistributed ordinary income	$—
Undistributed long-term net capital gains	—

Total undistributed net earnings	—
Post-October capital losses	—
Capital loss carryforward	(1)
Other book/tax temporary differences	(121)
Net unrealized depreciation	(374)

Total tax accumulated loss	$(496)

(1)
Tax information for the period January 18, 2023 (commencement of operations) to December 31, 2023 are estimates and are not final until the Company files its tax returns, typically in October each year.

The Company recognizes in its consolidated financial statements the tax effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. To the best of our knowledge, we did not have any uncertain tax positions that met the recognition or measurement criteria of ASC
740-10-25
nor did we have any unrecognized tax benefits as of the periods presented herein. Although we file federal and state tax returns, our major tax jurisdiction is federal.
Note 10. Subsequent Events
The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued.
On January 22, 2024, the Company delivered a capital drawdown notice to its investor, an investment fund created by a financial institution unaffiliated with the Company (the “Access Fund”), relating to the sale of 95,602 of the Company’s Units, for an aggregate offering price of $1,500. The sale closed on February 5, 2024.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
As of December 31, 2023 (the end of the period covered by this report), our management, including our
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
(b) Report of Management on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based upon the criteria in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2023.
Due to the Company’s status as an “emerging growth company” under the JOBS Act, the Company was not required to obtain an attestation report from the Company’s independent registered public accounting firm on the Company’s internal control over financial reporting as of December 31, 2023.
(c) Changes in Internal Controls Over Financial Reporting
Management has not identified any change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
Rule
10b5-1
Trading Plans
During the period January 18, 2023 (commencement of operations) to December 31, 2023, none of our directors or officers (as defined in Rule
16a-1(f)
under the 1934 Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule
10b5-1(c)
under the 1934 Act or any
“non-Rule
10b5-1
trading arrangement” as defined in Item 408(c) of Regulation
S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Certain information with respect to the Company’s directors is set forth below, including their names, ages, a brief description of their recent business experience, including present occupations and employment, certain directorships that each person holds, the year in which each person became a director of the Company, and a discussion of their particular experience, qualifications, attributes or skills that lead the Company to conclude that such individual should serve as a director of the Company, in light of the Company’s business and structure. There were no legal proceedings of the type described in Item 401(f) of Regulation
S-K
in the past 10 years against any of the directors, director nominees, officers, or promoters of the Company and none are currently pending. There is no arrangement or understanding between any of the Company’s directors or officers pursuant to which they were selected as directors or officers and the Company or any other person or entity.
Mr. Gross is an “interested person” of the Company as defined in the 1940 Act due to his position as
Co-Chief
Executive Officer and President of the Company and a managing member of the Adviser. Mr. Spohler is an “interested person” of the Company as defined in the 1940 Act due to his position as
Co-Chief
Executive Officer and Chief Operating Officer of the Company and a managing member of the Adviser. Each of Mr. Wachter, Mr. Hochberg and Mr. Potter is not an “interested person” of the Company as defined in the 1940 Act. Information regarding the Board is as follows:

Name	Age	Position	Director Since
Interested Directors
Michael S. Gross	62	Co-Chief Executive Officer, President and Director	2022
Bruce Spohler	63	Co-Chief Executive Officer, Chief Operating Officer and Director	2022
Independent Directors
Steve Hochberg	62	Director	2022
David S. Wachter	60	Director	2022
Leonard A. Potter	62	Director	2022
The address for each of our directors is c/o SLR Private Credit BDC II LLC, 500 Park Avenue, New York, NY 10022.
Executive Officers Who Are Not Directors

Name	Age	Position
Shiraz Y. Kajee	44	Chief Financial Officer and Treasurer
Guy Talarico	68	Chief Compliance Officer and Secretary
Biographical Information
Interested Directors
Michael S. Gross
 has been the chairman of the board of directors, President, and
Co-Chief
Executive Officer of the Company since April 2022. Mr. Gross has been the chairman of the board of directors of SLR Investment Corp. since December 2007, president of SLR Investment Corp. since November 2007, sole chief executive officer of SLR Investment Corp. from November 2007 to June 2019 and co-chief
executive officer of SLR Investment Corp. since June 2019. Mr. Gross has been the chairman of the board of directors SCP Private Credit Income BDC LLC since May 2018, president of SCP Private Credit Income BDC LLC since June 2018, sole chief executive officer of SCP Private Credit Income BDC LLC from June 2018 to June 2019 and co-chief
executive officer of SCP Private Credit Income BDC LLC since June 2019. Mr. Gross has been the chairman of the board of directors, co-chief
executive officer and president of SLR HC BDC LLC since September 2020. Mr. Gross also currently serves as a managing member of SLR. Mr. Gross was previously the chairman of the board of directors and president of SLR Senior Investment Corp. from December 2010 to April 2022, sole chief executive officer of SLR Senior Investment Corp. from December 2010 to June 2019 and co-chief
executive officer of SLR Senior Investment Corp. from June 2019 to April 2022. Mr. Gross also serves as the chairman of the board of directors of Global Ship Lease Inc.

Mr. Gross holds a B.B.A. in accounting from the University of Michigan and an M.M. from the J.L. Kellogg Graduate School of Management at Northwestern University. Mr. Gross’ intimate knowledge of the business and operations of SLR Capital Partners, extensive familiarity with the financial industry and the investment management process in particular, and experience as a director of other public and private companies not only gives the Board valuable insight but also positions him well to continue to serve as the Chairman of our Board.
Bruce Spohler
 has been a director, Chief Operating Officer and
Co-Chief
Executive Officer of the Company since April 2022. Mr. Spohler has been a director of SLR Investment Corp. since September 2009, chief operating officer of SLR Investment Corp. since December 2007, and co-chief
executive officer of SLR Investment Corp. since June 2019. Mr. Spohler has been a director of SCP Private Credit Income BDC LLC since May 2018, chief operating officer of SCP Private Credit Income BDC LLC since June 2018 and the co-chief
executive officer of SCP Private Credit Income BDC LLC since June 2019. Mr. Spohler has been the co-chief
executive officer, chief operating officer and a director of SLR HC BDC LLC since September 2020. Mr. Spohler also currently serves as a managing member of SLR. Mr. Spohler was previously the chief operating officer and a director of SLR Senior Investment Corp. from December 2010 to April 2022 and the co-chief
executive officer of SLR Senior Investment Corp. from June 2019 to April 2022.
Mr. Spohler earned a B.S. from Syracuse University and an M.M. from the J.L. Kellogg Graduate School of Management at Northwestern University. Mr. Spohler’s depth of experience in managerial positions in investment management, leveraged finance and financial services, as well as his intimate knowledge of SLR Capital’s business and operations, gives the Board valuable industry-specific knowledge and experience on these and other matters.
Independent Directors
Steven Hochberg
 has been a director of the Company since April 2022. Further, he has been a director of SLR Investment Corp. since November 2007, a director of SCP Private Credit Income BDC LLC since May 2018 and a director of SLR HC BDC LLC since September 2020. Mr. Hochberg previously served as a director of SLR Senior Investment Corp. from January 2011 until April 2022. Mr. Hochberg is the co-founder
and
co-general
partner of Triatomic Capital G.P. LLC, a technology focused venture capital firm, since 2022. Mr. Hochberg has been an operating partner of Deerfield Management, a healthcare investing firm, since 2022 and served as a partner of Deerfield Management from 2013 to 2021. Mr. Hochberg is the co-founder and
manager of Ascent Biomedical Ventures, a venture capital firm focused on early stage investment development and of biomedical companies, since 2004. Since 2011, Mr. Hochberg had been the chairman of the board of directors Continuum Health Partners, one of the largest non-profit hospital
systems in New York City, until its merger with Mount Sinai in 2013, where he is a vice chairman of Mount Sinai Health System, a non-profit healthcare
integrated delivery system in New York City. Mr. Hochberg serves on the board of directors of a number of private healthcare companies, and as a director of the Cardiovascular Research Foundation, an organization focused on advancing new technologies and education in the field of cardiovascular medicine. Mr. Hochberg holds a B.B.A. from the University of Michigan and an M.B.A. from Harvard Business School. Mr. Hochberg’s varied experience in investing in medical technology companies provides the Board with particular knowledge of this field, and his role as chairman of other companies’ board of directors brings the perspective of a knowledgeable corporate leader.
Leonard A. Potter
 has been a director of the Company since April 2022. Further, he has been a director of SLR Investment Corp. since September 2009, a director of SCP Private Credit Income BDC LLC since May 2018 and a director of SLR HC BDC LLC since September 2020. Mr. Potter previously served as a director of SLR Senior Investment Corp. from January 2011 to April 2022. Mr. Potter is currently the president and chief investment officer of Wildcat Capital Management, LLC since 2011. Mr. Potter has served as senior managing director of Vida Ventures I and II, each a biotech venture fund, since 2017. From 2002 through 2009, Mr. Potter was a managing director — Soros Private Equity at Soros Fund Management LLC where, from May 2005 through July 2009, Mr. Potter served as co-head of
the Private Equity group and a member of the Private Equity Investment Committee. Mr. Potter is currently a member of the board of directors of Hilton Grand Vacations Inc. since 2017 and a director (currently lead independent director) of SuRo Capital Corp. and several private companies. Mr. Potter has a B.A. from Brandeis University and a J.D. from the Fordham University School of Law. Mr. Potter’s experience practicing as a corporate lawyer provides valuable insight to the Board on regulatory and risk management issues. In addition, his tenure in private equity investments and service as a director of both public and private companies provide industry-specific knowledge and experience to the Board.
David S. Wachter
 has been a director of the Company since April 2022. Further, he has been a director of SLR Investment Corp. since November 2007, a director of SCP Private Credit Income BDC LLC since May 2018 and a director of SLR HC BDC LLC since September 2020. Mr. Wachter previously served as a director of SLR Senior Investment Corp. from January 2011 to April 2022. Mr. Wachter is a founding partner and managing partner of W Capital Partners, a private equity fund manager, since 2001. Mr. Wachter has a B.S. in Engineering, with a major in Computer Science and Applied Mathematics, from Tufts University and an M.B.A. from New York University Graduate School of Business. Mr. Wachter’s extensive knowledge of private equity and investment banking provides the Board with the valuable insight of an experienced financial manager.

Executive Officers Who Are Not Directors
Shiraz Y. Kajee
 has been the Chief Financial Officer and Treasurer of the Company since April 2023. He has been the chief financial officer and treasurer of SLR Investment Corp. since April 2023, the chief financial officer and treasurer of SCP Private Credit Income BDC LLC since April 2023 and the chief financial officer and treasurer of SLR HC BDC LLC since April 2023. From December 2015 through March 2023, Mr. Kajee served as a Managing Director at New Mountain Capital, L.L.C., which included serving as Chief Financial Officer and Treasurer of the following business development companies: New Mountain Finance Corporation since 2015, NMF SLF I, Inc. since 2019, New Mountain Guardian III BDC, L.L.C. since 2019 and New Mountain Guardian IV BDC, L.L.C. since 2022. Mr. Kajee received both his Master of Science in Accounting and a Bachelor of Business Administration in Finance from Baruch College - City University of New York. He is a New York State Certified Public Accountant and a Chartered Global Management Accountant.
Guy Talarico
 has been the Chief Compliance Officer of the Company since April 2022 and Secretary since November 2023. He has been the chief compliance officer of SLR Investment Corp. since July 2008 and Secretary since November 2023, the chief compliance officer of SCP Private Credit Income BDC LLC since June 2018 and Secretary since November 2023 and the chief compliance officer of SLR HC BDC LLC since September 2020 and Secretary since November 2023. Mr. Talarico currently serves as General Counsel and Chief Compliance Officer for SLR Capital Partners, LLC since May 2023. In addition, Mr. Talarico previously served as the chief compliance officer of SLR Senior Investment Corp. from December 2010 until April 2022. Mr. Talarico previously served as managing director of ACA Group, LLC (successor to Foreside Consulting Services LLC, and ultimate successor to Alaric Compliance Services, LLC, which he founded in December 2005). Mr. Talarico holds a B.S. ChE from Lehigh University, an M.B.A. from Fairleigh Dickinson University and a J.D. from New York Law School.
Audit Committee
The Audit Committee operates pursuant to a charter approved by our Board. The charter sets forth the responsibilities of the Audit Committee. The Audit Committee’s responsibilities include selecting the independent registered public accounting firm for the Company, reviewing with such independent registered public accounting firm the planning, scope and results of their audit of the Company’s financial statements, pre-approving the
fees for services performed, reviewing with the independent registered public accounting firm the adequacy of internal control systems, reviewing the Company’s annual financial statements and periodic filings and receiving the Company’s audit reports and financial statements. The Audit Committee has also established guidelines and make recommendations to our Board regarding the valuation of our investments. The Audit Committee is responsible for aiding our Board in determining the fair value of debt and equity securities that are not publicly traded or for which current market values are not readily available. The Board and the Audit Committee may utilize the services of nationally recognized third-party valuation firms to help determine the fair value of material assets. The Audit Committee is composed of Steve Hochberg, David S. Wachter and Leonard A. Potter. Mr. Hochberg serves as Chairman of the Audit Committee. Our Board has determined that Mr. Hochberg is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K, as
promulgated under the 1934 Act. Mr. Hochberg meets the current independence and experience requirements of Rule 10A-3 of
the 1934 Act.
Code of Ethics
The Company has adopted a code of ethics that applies to, among others, its senior officers, including its
Co-Chief
Executive Officers and its Chief Financial Officer, as well as every officer, director and employee of the Company. The Company’s code of ethics is filed herewith and the Company intends to disclose amendments to or waivers from a required provision of the code of ethics on
Form 8-K.
Nomination of Directors
There have been no material changes to the procedures by which Unitholders may recommend nominees to our Board of Directors implemented since the filing of our registration statement on Form 10. The Nominating and Corporate Governance Committee of the Company currently does not consider nominees recommended by our Unitholders.

Item 11. Executive Compensation
Compensation of Executive Officers
None of our affiliated officers receives direct compensation from the Company. Mr. Gross, our
Co-Chief
Executive Officer and President, and Mr. Spohler, our
Co-Chief
Executive Officer and Chief Operating Officer, through their ownership interest in our Adviser, are entitled to a portion of any profits earned by the Company, which includes any fees payable by us to the Company under the terms of the Investment Management Agreement, less expenses incurred by Adviser in performing its services under the Investment Management Agreement. Mr. Gross and Mr. Spohler do not receive any additional compensation from Adviser in connection with the management of our portfolio.
Mr. Kajee, our Chief Financial Officer and Treasurer and Mr. Talarico, our Chief Compliance Officer and Secretary are paid by the Adviser or its affiliates, and such costs or payments are not subject to reimbursement by the Company.
Compensation of Directors
The following table sets forth the compensation of the Company’s directors for the period January 18, 2023 (commencement of operations) to December 31, 2023.

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	All Other Compensation	Total
Interested Directors
Michael S. Gross	—	—	—	—
Bruce Spohler	—	—	—	—
Independent Directors
Steven Hochberg	$25,000	—	—	$25,000
David S. Wachter	$25,000	—	—	$25,000
Leonard A. Potter	$25,000	—	—	$25,000

(1)
No compensation is paid to our directors who are “interested persons,” as such term is defined in Section 2(a) (19) of the 1940 Act. We pay each independent director $25,000 per year for serving as a director. We are also authorized to pay the reasonable out-of-pocket
expenses of each independent director incurred by such director in connection with the fulfillment of his or her duties as an independent director.

(2)	We do not maintain a stock or option plan, non-equity incentive plan or pension plan for our directors.
Compensation Committee
The Company currently does not have a Compensation Committee.
Compensation Committee Interlocks and Insider Participation
During the period January 18, 2023 (commencement of operations) to December 31, 2023, none of the Company’s executive officers served on the board of directors (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on the Compensation Committee of the Company or on the Board of Directors of the Company. No member of the Compensation Committee had any relationship requiring disclosure under any paragraph of Item 404 of Regulation
S-K.
Compensation Committee Report
Currently, none of our executive officers are compensated by the Company, and as such the Company is not required to produce a report on executive officer compensation for inclusion in our annual report on Form
10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
The following table sets forth, as of February 23, 2024, the beneficial ownership of each director and executive officer of the Company, and the executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Unless otherwise indicated, the Company believes that each beneficial owner set forth in the table has sole voting and investment power and has the same address as the Company. Our address is 500 Park Avenue, New York, New York 10022.

Name and Address of Beneficial Owner	Number of Units Owned Beneficially (1)	Percentage of Class(2)
Interested Directors
Michael S. Gross	—	—
Bruce Spohler	—	—
Independent Directors
Steven Hochberg	—	—
Leonard A. Potter	—	—
David S. Wachter	—	—
Executive Officers
Shiraz Y. Kajee	—	—
Guy Talarico	—	—
All executive officers and directors as a group (7 persons)	—	—

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the 1934 Act.
(2)	Based on a total of 551,497 Company’s Units issued and outstanding on February 23, 2024.
Set forth below is the dollar range of equity securities beneficially owned by each of our directors as of February 23, 2024. We are not part of a “family of investment companies,” as that term is defined in the 1940 Act.

Name of Director	Dollar Range of Equity Securities Beneficially Owned (1)(2)
Interested Directors	—
Michael S. Gross	—
Bruce Spohler	—
Independent Directors
Steven Hochberg	—
Leonard A. Potter	—
David S. Wachter	—

(1)	The dollar ranges are: None, $1-$10,000, $10,001-$50,000, $50,001-$100,000, or Over $100,000.
(2)	Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the 1934 Act.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Transactions with Related Persons, Promoters and Certain Control Persons
Investment Management Agreement
We have entered into the Investment Management Agreement with the Adviser pursuant to which we pay management fees, administrative coordinator fees and incentive fees to the Adviser. The Board held a virtual meeting on August 2, 2022 to approve the Investment Management Agreement. In reliance on certain exemptive relief provided by the SEC, the Board ratified the approval of the Investment Management Agreement at its next in-person
meeting held on November 6, 2023. Subject to certain restrictions, the Investment Management Agreement will remain in effect from year to year if approved annually by a majority of the Board, including a majority of independent directors, or by the holders of a majority of our outstanding voting securities until terminated by the Company, or by the Adviser, upon 60 days’ prior written notice.

Administration Services
Pre-Exchange
Listing
. Prior to an Exchange Listing, pursuant to the Investment Management Agreement, the Adviser has also been appointed as the Administrative Coordinator. The Administrative Coordinator will supervise or provide the Company’s administrative services, including operational trade support, NAV calculations, financial reporting, fund accounting, registrar and transfer agent services. The Administrative Coordinator provides assistance to the Adviser in connection with communicating with investors and other persons with respect to the Company. The Administrative Coordinator, when acting in its administrative capacity, does not provide any investment advisory or investment management services to the Company. Pursuant to the Investment Management Agreement, the Company pays the Administrative Coordinator the
Pre-Exchange
Listing Administration Fee for its services.
The Investment Management Agreement contains limitations on liability and indemnifications in favor of the Administrative Coordinator, provided that the Administrative Coordinator’s actions do not constitute fraud, bad faith, gross negligence or willful misconduct (collectively, “Wrongful Conduct”). The Administrative Coordinator’s liability to the Company is subject to an overall cap (except where the Administrative Coordinator has engaged in Wrongful Conduct). In the event that the Administrative Coordinator is terminated or resigns as the administrative coordinator to the Company, the Board reserves the ability to appoint one or more different or replacement administrative coordinators in its sole discretion at any time without notice to the Unitholders, or to assume the Administrative Coordinator’s role on the same or similar terms in providing administration services to the Company.
Our Board will approve the engagement of the Administrative Coordinator on an annual basis prior to an Exchange Listing. In connection with such approval, the Board, including a majority of independent directors, reviews the engagement of the Administrative Coordinator to determine that the relevant provisions of the Investment Management Agreement are carried out satisfactorily and to determine, among other things, whether the fees payable to the Administrative Coordinator are reasonable in light of the services provided. The Board also considers the possibility of obtaining such services from a different third party and whether any other third party service provider would be capable of providing all such services at comparable cost, quality and timeliness.
Post-Exchange Listing
. As described above, in connection with an Exchange Listing, and subject to Board approval, the Company intends to enter into an administration agreement with SCM pursuant to which SCM will provide administrative services to the Company. For providing these services, facilities and personnel, the Company will reimburse SCM for the Company’s allocable portion of overhead and other expenses incurred by SCM in performing its obligations under the administration agreement.
Use of Name
Pursuant to the LLC Agreement, SLR has granted us
a non-exclusive license
to use the name “SLR Private Credit BDC II LLC” as the name of the Company and in connection with the marketing and operation of the Company. We have a right to use the “SLR Private Credit BDC II LLC” name for so long as the Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “SLR Private Credit BDC II LLC” name or logo.
Relationship with the Adviser and Potential Conflicts of Interest
Conflicts of Interest; Other Activities of the Adviser
. Various potential and actual conflicts of interest are expected to arise from the overall investment activities of the Adviser and its affiliates, some of which are noted below. The Adviser and its affiliates serve as an investment adviser to other investment vehicles, funds and clients and expect to make investment decisions for the accounts of others, including other investment vehicles and funds, that are different from those that will be made by the Adviser on behalf of the Company. Such conflicts may arise, for example, when both the Company and/or clients of SLR invest in (i) securities or other instruments issued by a particular issuer and in certain assets owned by such issuer; and (ii) different parts of an issuer’s capital structure, whereby one or more clients own senior debt obligations of an issuer and other clients own junior debt or equity of the same issuer, or one or more clients own public securities and other clients own private securities, as well as circumstances in which clients invest in different tranches of the same investment. In such circumstances, matters such as decisions over the operations or activities of the issuer involved; negotiations over the terms and conditions of the investment; decisions with respect to amendments, consents or waivers; the targeted returns from the investment; the timeframe for, or method of, exiting the investment; or bankruptcy-related matters (including decisions over whether to trigger an event of default or over the terms of any workout) are likely to result in conflicts of interest.

Similar conflicts of interest are likely to arise to the extent a Portfolio Investment is in competition with investments owned by the Adviser, its clients or affiliates (
e.g.
, investments in similar regions or markets may compete with respect to customers, tenants and/or purchasers). In order to minimize such conflicts, the Company may avoid making certain investments or taking certain actions that would potentially give rise to conflicts of interest, which could have the effect of limiting the Company’s investment opportunities. Alternatively, the Company might resolve the conflict by adopting a particular strategy (including disposing of an investment earlier than it otherwise would have if no conflict existed), which could result in a different investment outcome than might arise if the Company had adopted an otherwise different investment strategy.
All conflicts of interest will be resolved by the Adviser in its sole discretion. When making investment decisions where a conflict of interest may arise, the Adviser will endeavor to act in a fair and equitable manner as between the Company and other clients of SLR; however, there can be no assurance that the Adviser will be able to resolve such conflict of interest in a fair and equitable manner. For example, in certain instances the resolution of the conflict may result in the Adviser acting on behalf of itself, an affiliate or another client of an affiliate of SLR, or any of their respective affiliates (for example, by foreclosing on loans, putting an issuer into default and/or transacting with an issuer) in a manner that is not in the best interests, or is opposed to the interests, of the Company.
Subject to the foregoing and applicable law, (i) the Adviser and its affiliates expect to invest for the accounts of clients in various securities or other instruments or investments that are senior, pari passu
or junior to, or have interests different from or adverse to, the securities or other instruments or investments that are owned by the Company, (ii) the Adviser and its affiliates may engage in transactions, on an arms-length basis, that arrange for or provide financing or leverage for the Company’s investment program and/or investments, and the Company may pledge or sell assets (including pursuant to reverse repurchase agreements) to the Adviser and its affiliates in connection therewith and (iii) the Adviser and/or its affiliates expects to at certain times be simultaneously seeking to purchase (or sell) investments for the Company and to sell (or purchase) the same investment for accounts, funds or structured products for which it serves as asset manager now or in the future, or for its clients or affiliates, and to enter into cross trades (including similar transactions such as novations of derivatives transactions) in such circumstances, including with respect to securities or other assets that may be illiquid and difficult to value. In addition, the Adviser and its affiliates expect to buy securities and other investments from or sell securities and other investments to the Company, if permitted by and in accordance with applicable law. These other relationships may also result in securities laws restrictions on transactions in these instruments by the Company and otherwise create potential conflicts of interest for the Adviser. In the event that the Adviser enters into a transaction resulting in such simultaneous buying and selling or cross trades, the transaction will be reported to the Board in accordance with the Company’s compliance policies and procedures.
Conflicts of interest may also arise where, for example, the Company holds certain loans of an issuer, and that same issuer has issued other loans or instruments that are owned by other clients of SLR or by an entity, in which other clients of SLR have an interest; in such circumstances, SLR may take actions with respect to the assets held by such client that are adverse to the Company, for example, by foreclosing on loans or by putting an issuer into default. In negotiating the terms and conditions of any such investments, or any subsequent amendments or waivers, the Adviser may find that the interests of the Company and the interests of one or more other clients of SLR could conflict. In these situations, decisions over whether to make an investment, proxy voting, corporate reorganization, how to exit an investment, the servicing of loans or bankruptcy matters are likely to result in conflicts of interest. Similarly, if an issuer in which the Company and one or more other clients of SLR directly or indirectly hold different classes of securities (or other assets, instruments or obligations issued by such issuer or underlying investments of such issuer) encounters financial problems, decisions over the terms of any restructuring or workout are likely to raise conflicts of interest (including, for example, conflicts over proposed waivers and amendments to debt covenants). For example, a debt holder may be better served by a liquidation of the issuer in which it may be paid in full, whereas an equity or junior bond holder might prefer a reorganization that holds the potential to create value for the equity holders. Although in some cases the Adviser may refrain from taking certain actions or making investments on behalf of the Company because of conflicts (potentially disadvantaging the Company as a result of actions not taken or investments not made), in other cases the Adviser will not refrain from taking actions or making investments on behalf of the Company that have the potential to disadvantage other SLR clients.
Except as otherwise expressly set forth in the LLC Agreement, or as required by law, the Adviser or its respective affiliates will not be obligated to refer any actual or potential conflict of interest to Unitholders, or to act in accordance with their advice and counsel. However, if the Company chooses or is required under the LLC Agreement or by law to do so, matters approved by a majority in interest of Unitholders (as applicable) will be final and binding on the Company, the Unitholders, the Access Fund and the Access Fund LPs.

Certain Portfolio Investments may engage in activities or take actions that adversely impact the Company or its other Portfolio Investments; provided that such Portfolio Investment does not engage in such activities or actions at the instruction of the Adviser. With respect to Portfolio Investments for which it does not exercise influence or control, the Adviser will likely have limited or no ability to impact such matters. Furthermore, with respect to Portfolio Investments for which it does exercise influence or control, there can be no assurance that the Adviser will be able to impact such matters; for example, directors appointed by the Adviser will have duties to persons other than the Company and/or may recuse themselves from matters presenting actual or potential conflicts of interest.
In addition, the Company may be unable or limited in its ability to acquire Portfolio Investments or take certain actions with respect to Portfolio Investments (including taking “active” positions with respect to such Portfolio Investments) due to the Adviser’s duties to other clients or under applicable law (including the Advisers Act, the 1940 Act and U.S. Employee Retirement Income Security Act of 1974, as amended (“ERISA”)) or by the Adviser’s intention to avoid certain potential conflicts of interest or regulatory issues or obligations, and individual members of the investment team may be subject to similar constraints (or unable to participate in certain Company matters) due to similar considerations. Similarly, the Adviser may be required to take certain actions (including disposing of investments owned by the Company and/or other clients) due to such issues, obligations or potential conflicts. In order for the Adviser to adhere to its applicable fiduciary obligations as well as to address and/or mitigate conflicts of interest, it may not be possible or appropriate to make available resources of the Adviser that might be relevant to particular investment decisions by the investment professionals responsible for the Company’s investment program. Such restrictions could result in such investment professionals making investment or other decisions for the Company that are different from the decisions they would make if there were no such limits or restrictions.
In connection with its investment program, the Company, in the sole discretion of the Adviser may take various forms of action (“Litigation Actions”) with other investors and/or parties, including issuing demand letters, making and defending claims, filing lawsuits and/or taking other dispute resolution-related measures. In connection with such Litigation Actions, the Company may be required to bear certain fees, costs, expenses and liabilities. Other SLR clients that are or were investors in, or otherwise involved with, the subject investments may or may not (depending on the circumstances) be parties to such Litigation Actions, with the result that the Company may participate in Litigation Actions in which not all SLR clients with similar investments may participate, and such non-participating
clients may benefit from the results of such Litigation Actions without bearing or otherwise being subject to the associated fees, costs, expenses and liabilities. SLR, for example, typically does not pursue legal claims on behalf of its separately managed client accounts.
Although the principals and employees of the Adviser will devote as much time to the Company as the Adviser deems appropriate, the principals and employees may have conflicts in allocating their time and services among the Company and the other accounts now or hereafter advised by the Adviser and/or its affiliates.
The Adviser, the Administrative Coordinator and the Custodian will from time to time act as investment advisers, administrators or custodians in relation to, or otherwise be involved with, other companies established by parties other than the Company. Such companies may have similar objectives to the Company. Should a conflict of interest arise, the Board will endeavor to ensure that it is resolved fairly, to the extent it is in a position to do so.
In implementing its investment program, the Company expects to seek to acquire rights (including rights of first offer, rights of first refusal, non-competition
rights, exclusivity rights and purchase rights) arising under existing contractual arrangements (including agreements with joint venture partners, servicers, originators and Portfolio Investments) of the Adviser, other clients of the Adviser or other affiliates of the foregoing; conversely, the Company may obtain such rights in connection with its investment program and may seek to transfer such rights to such entities. Any transfer of rights may or may not involve the receipt by the transferor of a purchase price or direct consideration, depending on the circumstances. Such activities are likely to give rise to certain conflicts of interest. In particular, (i) any such rights will likely be illiquid, and if sold will likely be difficult to value; (ii) the Adviser will be conflicted in determining whether to assign a value to any such right, as well as in determining any value assigned thereto; (iii) the Adviser may be incentivized to pursue investment opportunities arising under such arrangements (including due to a desire to maintain a long-term relationship with a transaction counterparty), and may forgo other attractive investment opportunities for the Company as a result; and (iv) to the extent the Company’s rights are dependent on its ownership of a Portfolio Investment, the Adviser may be incentivized to extend such Portfolio Investment’s duration to enable such rights to be transferred to another entity. Conversely, the Company may not (or may be unable to) acquire or dispose of such rights, which could give rise to certain conflicts of interest; for instance, if another client of the Adviser or its affiliates has a right of first offer with respect to transaction types, the Company’s ability to pursue such transactions could be constrained if it does not acquire such right. In addition, the documentation relating to any assignment of such rights could be complex, difficult to enforce and (among other things) potentially expose the Company to the liabilities of another related entity.
The Company expects to make investments through joint ventures, strategic partnerships or similar arrangements with third parties, the terms of which will often provide for the payment of fees, incentive compensation and/or other amounts to such third parties. These amounts will typically be borne (directly or indirectly) by the Company. Such amounts will generally not give rise to a reduction in the Management Fees, Administration Expenses or Incentive Fees payable by the Company, and the Adviser may therefore be incentivized to pursue investment opportunities arising under such arrangements (including to maintain or develop a long-term or strategic relationship with a third party).

Conflicts Related to Cross-Trades
. The Adviser may, to the extent permitted under applicable law, effect client cross trades where the Adviser causes a transaction to be effected between the Company and another account advised by it or its affiliate. The valuation of loans or other assets that may be transferred from the Company to other funds managed by the Adviser or affiliates involves inherent conflicts of interest for the Adviser, and there is no guarantee that the Adviser will resolve these conflicts in a manner that will not have an adverse effect on the Company.
Conflicts Related to Sale of Loans
. The Company may sell a portion of any loans or certain other assets originated by the Company to other funds managed by the Adviser or affiliates. As a result, the Company’s initial participation in such loans or other assets may be greater, and its available liquid capital less, than it would have been if the Company did not expect to ultimately sell part of such loans or other assets to another fund managed by the Adviser or affiliates. To the extent the Company purchases loans or other assets and subsequently sells a portion thereof to other funds managed by the Adviser or affiliates, the Company will bear the risk of changes in the value of such loans or other assets during the period it holds such loans or other amounts and the amount of capital available to the Company to pursue other investment opportunities may be reduced. Furthermore, it may be difficult to determine the value of the loans or other assets transferred by the Company. As a result, consideration due to the Company from other funds managed by the Adviser or affiliates whenever it may sell the loans or other assets is subject to uncertainty and valuation risks as described elsewhere herein. The valuation of loans or other assets that may be transferred from the Company to other funds managed by the Adviser or affiliates involves inherent conflicts of interest for the Adviser, and there is no guarantee that the Adviser will resolve these conflicts in a manner that will not have an adverse effect on the Company. To help mitigate these conflicts, the Adviser may engage an independent third party valuation agent (whose fees will be borne by the Company) to price loans sold from the Company to other funds managed by the Adviser or affiliates.
Service Providers
. The nature of the relationship with a Service Provider and the amount of time devoted or required to be devoted by a Service Provider are expected to vary considerably. In some cases, a Service Provider may provide sector-, industry- and/or regional-specific insights and feedback on investment themes, assist in transaction due diligence, and/or make introductions to and provide reference checks on management teams. In other cases, Service Providers may take on more extensive roles and serve as executives or directors on the board of directors of Portfolio Investments or portfolio companies or contribute to the origination of new investment opportunities. In certain instances, there may be formal arrangements with Service Providers (which may or may not be terminable upon notice by any party), and in other cases the relationships may be more informal. Service Providers may receive compensation regardless of whether a Portfolio Investment is consummated (including pursuant to retainers and expense reimbursement), and/or may be uncompensated unless and until an engagement with a Portfolio Investment develops. In certain cases, they may have certain attributes of “employees” of the Adviser (
e.g.
, they may have dedicated offices at the Adviser, participate in general meetings and events for the Adviser personnel, work on matters of the Adviser as their primary or sole business activity and/or be compensated on a weekly or monthly basis rather than on a project basis) even though they are not considered employees of the Adviser, affiliates or personnel for purposes of provisions of this report, the LLC Agreement and the Investment Management Agreement relating to Adviser expenses.
Because certain services provided by Service Providers, such as the identification or analysis of investments, might otherwise be provided by employees of the Adviser, the Adviser will have an incentive to retain such Service Providers and have them paid by the Company rather than hiring employees or otherwise paying for these services out of its own resources, particularly since the fees, costs, expenses and liabilities of these parties may be substantial (
e.g.
, fees payable to individual Service Providers may exceed $1 million in any given year). There can be no assurance that any of the Service Providers will continue to serve in such roles for the expected duration of their engagement. Moreover, agreements with Service Providers may provide for the indemnification by the Company of a Service Provider against certain costs and liabilities, which may have the effect of reducing the Adviser’s potential costs and obligations. In addition, if the Company utilizes a Service Provider that the Adviser, its clients and/or its affiliates have an option to acquire, the Adviser may be incentivized to have the Company provide substantial compensation or take other measures with respect to such Service Provider in order to facilitate such acquisition or enable the prospective purchasers to acquire the Service Provider on more favorable terms.
The Company expects to utilize or otherwise engage in transactions with, and to invest in entities that utilize or otherwise engage in transactions with, Service Providers that are owned by, affiliated with or otherwise related to the Company, other clients of the Adviser, the Adviser, or any affiliate or respective personnel thereof. The Company’s involvement with affiliated Service Providers will give rise to conflicts of interest. For example, (i) while the Adviser may have an incentive to cause the Company to utilize affiliated Service Providers, there can be no guarantee that such Service Providers will have a positive impact on the Company or its investments, or that they will produce results better than unaffiliated Service Providers; (ii) the

Adviser may be less incentivized to pursue remedies and enforce rights against an affiliated Service Provider as compared to an unaffiliated Service Provider; (iii) the Adviser may be incentivized to utilize an affiliated Service Provider in order to support such entity, benefit or reduce amounts owed by the other users of or purchasers from such entity, and/or benefit the Adviser-affiliated owners of such entity (which may not include the Company), including by generating fees or other compensation paid to such entity (which will not offset the Management Fee, Administration Expenses or Incentive Fees paid by the Company); (iv) while the fees and expenses paid to any Service Provider that is an affiliate of the Adviser will be determined in the Board’s commercially reasonable discretion, taking into account the relevant facts and circumstances and consistent with the responsibilities of the Board and the Adviser, the Board may still be incentivized to agree to more favorable compensation terms with an affiliated Service Provider than with an unaffiliated Service Provider, and such terms will not necessarily be confirmed as being comparable to the market rates for such services; (v) to the extent the Company acquires or sells an interest in an affiliated Service Provider via cross trade with another affiliate of the Adviser, such investment will likely be illiquid and difficult to value, and such valuation will result in conflicts of interest; and (vi) to the extent any such Service Provider is owned by or services multiple Adviser-affiliated entities, the allocation of opportunities and expenses among the relevant entities will require the exercise of discretion. In addition, any such Service Provider may have duties to parties other than the Company, and the Company may not be able to control or influence the standards or actions of such Service Provider notwithstanding its affiliation. Any such affiliated Service Provider may also be acquired by one or more third parties or an affiliate of the Adviser, which could reduce or eliminate any benefits the Company previously received by virtue of its prior affiliation.
Potential Conflicts Relating to the Allocation of Investment Opportunities among the Company and Other Investment Vehicles
. Various potential and actual conflicts of interest are expected to arise in connection with the allocation of investment opportunities among the Company and other investment vehicles managed or advised by SLR. Investment opportunities that become known to the Adviser may be appropriate for the Company as well as for the Adviser’s other clients and for the clients of SLR. The Adviser may face conflicts of interest with respect to the allocation of such opportunities.
The Company intends to
co-invest
with other
SEC-regulated
funds and private funds managed by the Adviser or its affiliates in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, the Company may co-invest
with such accounts consistent with guidance promulgated by the SEC staff permitting the Company and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that the Adviser, acting on our behalf and on behalf of other clients, negotiates no term other than price. The Company may also co-invest
with the Adviser’s or its affiliates’ other clients as otherwise permissible under the Order. The Order permits the Company to participate in negotiated co-investment
transactions with certain affiliates, each of whose investment adviser is SLR or an investment adviser that controls, is controlled by, or is under common control with SLR and is registered under the Advisers Act. Transactions entered pursuant to the Order must be conducted in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to the conditions in the Order. The limitations imposed by the Order or the inability to rely upon the Order could limit the ability of the Company to participate in certain investment opportunities.
The Adviser has written policies relating to the allocation of investment opportunities, and the Adviser will allocate investment opportunities that become known to the Adviser and that the Adviser considers appropriate for the Company among the Adviser’s sponsored funds and other clients, in accordance with the Adviser’s allocation policy and procedures. With respect to investment opportunities that are appropriate for other clients of SLR, on the one hand, and the Company, on the other hand, SLR has agreed upon an allocation methodology that it believes will result in the relevant clients each being allocated an appropriate level of such opportunity. Although the Adviser intends to allocate investment opportunities in a fair and equitable manner, decisions as to the allocation of investment opportunities present numerous conflicts of interest, which may not be resolved in a manner that is favorable to the Company’s interests. Moreover, allocation decisions involving co-investment
opportunities will depend on the ability of the Company and clients of the Adviser and SLR to rely on SEC exemptive relief relating to co-investments
with business development companies advised by SLR.
The Adviser expects that in certain circumstances it will permit other investment vehicles to co-invest
with the Company. In that case, allocations will be made in the sole discretion of the Adviser and may result in the investments being made on different terms or in different securities. In addition, these types of co-investments
may result in conflicts regarding decisions relating to that investment, including with respect to timing of disposition or strategic objectives.
Material
Non-Public
Information
. The Adviser expects to come into possession of material
non-public
information concerning specific issuers. Under applicable securities laws, this may limit the Adviser’s flexibility to buy or sell securities issued by such issuers on behalf of the Company or otherwise use such information for the benefit of the Company (
e.g.
, in situations when the Company is asked to grant consents, waivers or amendments with respect to loans, the Adviser’s ability to assess the desirability of such consents, waivers and amendments may be compromised). The Adviser may decline to pursue certain investment opportunities or exit strategies on behalf of the Company in order to avoid being in possession of material non-

public information in respect of an issuer where such possession would limit the Adviser’s ability to trade in other securities of such issuer on behalf of their other clients. Alternatively, the Adviser may decline to receive material non-public
information in order to avoid trading restrictions, even though access to such information might have been advantageous and other market participants are in possession of such information.
In addition, in circumstances when a Unitholder receives, in connection with its investment in the Company, material non-public
information concerning specific issuers, such Unitholder’s flexibility to buy or sell securities issued by such issuers or otherwise use such information may similarly be limited or restricted under applicable securities laws.
With respect to transactions involving material
non-public
information (among others), the Investment Committee may delegate investment and/or asset management decisions to other investment professionals of the Adviser in their sole discretion. Any decisions made by such subset or other investment professionals may be materially different and/or less optimal than decisions that would have been made by the Investment Committee.
In the event any material,
non-public
information is disclosed to any person responsible for the affairs of the Company, the Company may be prohibited by applicable securities laws and the Company’s Joint Code of Ethics and Insider Trading Policy from acting upon any such information. Due to these restrictions, the Company may not be able to conclude a transaction that it otherwise might have concluded. In other cases, because of confidential or material non-public
information acquired by SLR, the Company may also be prohibited from acquiring an investment that it otherwise might have acquired.
Co-Investments
. With respect to a Portfolio Investment for which the Adviser determines co-investment
capacity is available, the Adviser may, in its sole discretion, offer any portion of a co-investment
to Unitholders or to third parties (which may be unaffiliated or affiliated with the Adviser or its affiliates, which may include Service Providers), or may cause the Company to retain such amounts. Each co-investment
may be made by a separate vehicle formed for the purpose of making such co-investment.
Any Unitholder participating in a
co-investment
may be required to pay fees (including management, incentive and administration fees) in connection with such co-investment
(and, for the avoidance of doubt, any such fees or amounts shall not be considered Transaction Fees (as defined below). Distributions of income and proceeds related to each co-investment
will be made separately from, and not aggregated with, distributions of income and proceeds related to the corresponding Portfolio Investment by the Company. “Transaction Fees” means the Company’s portion (as determined by the Company in its reasonable discretion) of any directors’, transaction, break-up,
consulting, financial and advisory or other fees paid to the Adviser or any of its subsidiaries by any third party in connection with any proposed or existing Portfolio Investment; provided that, in each case, Transaction Fees will not include (i) any amounts paid as reimbursement for out-of-pocket
expenses incurred in connection with providing services in respect of which such Transaction Fees were paid, (ii) any amounts paid to Service Providers in connection with any Company investment or (iii) any amounts paid by any investor or investment vehicle making a co-investment
with the Company or investing alongside the Company. In determining the Company’s portion of any Transaction Fees, the Company may take into account its proportionate ownership of a Portfolio Investment’s entire capital structure (including both debt and equity). The Adviser or any of its subsidiaries may take actions to give effect to the above arrangement other than reducing Management Fees (
e.g.
, rebating or waiving Transaction Fees at the Portfolio Investment level), in which case Transaction Fees will not reduce Management Fees as described above. For the avoidance of doubt, any fees and expenses paid to SLR Healthcare ABL (f/k/a Gemino Healthcare Finance LLC), or any existing or future entity which has been acquired by the Adviser or any affiliate of the Adviser, in each case, on an arms-length basis in connection with services provided in relation to any Portfolio Investments are not Transaction Fees and will not offset Management Fees.
The Adviser is under no obligation to provide
co-investment
opportunities to Unitholders, and any such
co-investment
opportunity may be offered to one or more third parties.
Co-investment
opportunities will be allocated as determined by the Adviser in its sole discretion. In determining such allocations, the Adviser may take into account any facts or circumstances it deems appropriate, including the size of the prospective co-investor’s
investment in the Company and any other vehicles or accounts advised by the Adviser or its affiliates; whether and the extent to which the prospective co-investor
has expressed an interest in
co-investment
opportunities; the Adviser’s evaluation of the financial resources, sophistication and experience of the potential co-investor,
with respect to the execution of
co-investment
transactions generally, and with respect to the geographic location or business activities of the applicable Portfolio Investment; perception of past experiences and relationships with each prospective co-investor;
whether or not such person has
co-invested
previously and the ability of any such
co-investor
to respond promptly and appropriately to potential investment opportunities; perception of the legal, regulatory, reporting, public relations, competitive, confidentiality or other issues that may arise with respect to any prospective co-investor;
and any strategic value or other benefit to the Adviser or its affiliates resulting from offering such co-investment
opportunity to a prospective
co-investor.
Nothing in this report constitutes a guarantee, prediction or projection of the availability of co-investment
opportunities.

Co-investments
may result in conflicts between the Company and other
co-investors
(for example, over the price and other terms of such investment, exit strategies and related matters, including the exercise of remedies of their respective investments). Furthermore, to the extent that the Company holds interests that are different (or more senior) than those held by such other co-investors,
the Adviser may be presented with decisions involving circumstances where the interests of such co-investors
are in conflict with those of the Company. To the extent any affiliate of the Adviser co-invests
with the Company, such conflicts will be heightened.
The Adviser may grant certain Unitholders a priority right to participate in co-investment
opportunities, subject to the requirements of the Order and to applicable law. The existence of such priority co-investment
rights may result in other Unitholders receiving fewer or no co-investment
opportunities. Because
co-investors
may not be identified and/or may not agree to invest until relatively late in the investment process, or for other reasons, co-investors
may not bear their proportionate share of investment-related expenses (including “broken deal” expenses). Beneficial owners of more than 25% of the Company’s Units are not permitted to participate in co-investment
opportunities, and beneficial owners of between 5% and 25% of the Company’s Units are only permitted to participate in co-investment
opportunities upon approval of the Company’s Board. A
non-binding
indication of interest in
co-investments
does not require the Adviser to notify such interested party of any co-investment
opportunity.
Certain Potential Conflicts Relating to Expenses
. The appropriate allocation of fees and expenses among the Company and other funds or accounts advised by the Adviser or any of its affiliates often cannot be resolved by reference to a pre-existing
formula and will require the exercise of discretion. In addition, it is expected that the Company will bear expenses related to investments that it does not consummate (
i.e.,
broken deal expenses). While the Adviser has adopted policies and procedures designed to fairly and equitably allocate expenses, the Adviser and its affiliates will be subject to conflicts of interest in making such determinations, and there can be no assurance that errors will not arise in such allocations, or that any allocations (i) will reflect an entity’s pro rata
share of such expenses based on the amounts invested (or anticipated to be invested) / market value of the investment held (or anticipated to be held) by each fund or account managed by the Adviser or its affiliates or (ii) will be in proportion to the number of participating funds managed by the Adviser or its affiliates, or the proportion of time spent on each fund managed by the Adviser or its affiliates, or that such allocations will not confer an economic benefit on other entities at the Company’s expense. Similarly, the determination of whether an expense (for instance, the fees and expenses of consultants, contract employees, outside legal counsel and temporary employees (as well as secondees of any of the foregoing) who work on Company -related matters) is appropriately borne by the Company (or a specific group of Company investors) or the Adviser often cannot be resolved by reference to a pre-existing
formula and will require the exercise of discretion, and the Adviser is subject to conflicts of interest in making such determinations. In particular, the Adviser may be incentivized to (i) classify expenses as borne by the Company as opposed to the Adviser and (ii) decrease the level or quality of third-party services provided to the Company to the extent such services are paid for by the Adviser.
For administrative and other reasons, the Adviser may (i) cause the Company to be invoiced for, advance or otherwise bear on a temporary basis all or a portion of an expense ultimately intended to be borne in whole or in part by another vehicle managed by the Adviser or an affiliate and/or (ii) make corrective allocations of expenses among such vehicles to reflect their appropriate share of such expenses. Such measures generally will not include the imposition of an interest charge or other payments designed to compensate (whether for time value, opportunity cost or otherwise) a particular vehicle for temporarily bearing a disproportionate share of expenses.
The Company and certain other funds managed by the Adviser or an affiliate may, but are not expected to hold certain investments and conduct certain activities through the same SPVs or other structures. The use of such common SPVs or other structures may give rise to various conflicts of interest; for example, the use of any such vehicle may make it more difficult to address specific considerations applicable to the Company than if separate vehicles were used. In addition, a level of discretion will be required with respect to each entity’s relative participation in any such vehicle, including adjustments intended to reflect the entities’ relative capital available for investment as of the conclusion of their respective offering periods.
Incentive Fee; Use of Leverage
. The existence of the Adviser’s Post-Exchange Listing Incentive Fee will create an incentive for the Adviser to make more speculative investments on behalf of the Company than it might otherwise make in the absence of such performance-based compensation. Additionally, the Company has broad authority to utilize leverage; as the use of leverage has the potential to magnify gains, the Adviser may be incentivized to utilize leverage in an effort to enhance the Company’s performance and/or generate Incentive Fees for itself. Additionally, prior to an Exchange Listing, the Adviser may be incentivized to utilize a Commitment-based Company credit facility, since (i) borrowings associated with such facility generally will be included for purposes of the
Pre-Exchange
Listing Management Fee payable to the Adviser and (ii) the utilization of such facility may enable the Adviser not to draw down Commitments and thereby receive
Pre-Exchange
Listing Incentive Fees sooner than it would have in the absence of such facility.

Valuation
. Subject to approval by the Board, the Adviser will value securities, loans or other instruments for which market quotes are not readily available at fair value (or if extraordinary events occur after the last readily available quotation), and is subject to certain conflicts of interest in doing so. In particular, the Adviser may be incentivized to produce higher valuations in order to enhance Company performance, and/or due to the operation of the guideline.
Diverse Unitholder Group
. It is expected that the Unitholders will have conflicting investment, tax and other interests with respect to their investments in the Company. The conflicting interests of Unitholders may relate to, or arise from, among other things, the acquisition or structuring of Portfolio Investments and the timing and disposition of Portfolio Investments. As a consequence, conflicts of interest may arise in connection with decisions made by the Adviser that may be more beneficial for one investor than for another investor, for example, with respect to Unitholders’ individual tax situations. In addition, the Company may make Portfolio Investments which may have a negative impact on related or unrelated investments made by Unitholders in transactions outside of the Company. In selecting and structuring Portfolio Investments appropriate for the Company, the Adviser will consider the investment and tax objectives of the Company and the Unitholders as a group, not the investment, tax or other objectives of any Unitholder individually.
Changing and Evolving Conflicts and Potential Conflicts
. From time to time, the Adviser, its affiliates and their personnel may enter new lines of business and modify or further develop existing lines of business for itself and for clients. Expertise in a range of disciplines may lead to the Adviser entering new businesses and/or other potential investment opportunities, directly or indirectly (including through joint ventures or other arrangements), which in turn may introduce potential conflicts in the allocation of time, resources and investment opportunities made available to the Company by the Adviser. Similarly, the composition of the Adviser may also change, and these changes may have an impact on the Company’s business lines and the activities it conducts for itself and for clients.
There is no guarantee that the Adviser’s business, and any associated potential conflicts of interest, will not change or become more acute. As a result, it is difficult to predict or foresee the potential conflicts that may arise as the business of the Adviser changes and evolves. Thus, potential investors should view these disclosures as being preliminary only and not exhaustive.
Certain Business Relationships
Certain of our current directors and officers are directors or officers of other funds managed by the Adviser.
Director Independence
Pursuant to Section 56 of the 1940 Act, a majority of a BDC’s board of directors must be comprised of persons who are not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of the Company or any of its affiliates.
Consistent with these considerations, after review of all relevant transactions and relationships between each director, or any of his or her family members, and the Company, the Adviser, or of any of their respective affiliates, the Board has determined that Messrs. Hochberg, Potter and Wachter qualify as independent directors. Each director who serves on the Audit Committee is an independent director for purposes of Rule
10A-3
under the 1934 Act.
Promoters and Certain Control Persons
The Adviser may be deemed a promoter of the Company. We have entered into the Investment Management Agreement with the Adviser. The Adviser, for its services to us, is entitled to receive management fees and incentive fees in addition to the reimbursement of certain expenses. In addition, under the Investment Management Agreement, we expect, to the extent permitted by applicable law and in the discretion of our Board, to indemnify the Adviser and certain of its affiliates.
Limitation on Liability of Directors; Indemnification and Advance of Expenses
Under the LLC Agreement, we will fully indemnify any person who was or is involved in any actual or threatened action, suit or proceeding by reason of the fact that such person is or was one of our directors or officers. So long as we are regulated under the 1940 Act, the above indemnification and limitation of liability is limited by the 1940 Act or by any valid rule, regulation or order of the SEC thereunder. The 1940 Act provides, among other things, that a company may not indemnify any director or officer against liability to it or its security holders to which he or she might otherwise be subject by reason of his or her willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of his or her office unless a determination is made by final decision of a court, by vote of a majority of a quorum of directors who are disinterested, non-party
directors or by independent legal counsel that the liability for which indemnification is sought did not arise out of the foregoing conduct. In addition, we have obtained liability insurance for our officers and directors.

Item 14. Principal Accountant Fees and Services
KPMG LLP has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in the Company or its affiliates.
Table below in thousands

January 18, 2023 (commencement of operations) to December 31, 2023
Audit Fees	$100.0
Audit-Related Fees	—
Tax Fees	17.3
All Other Fees	—
Total Fees:	$117.3
Audit Fees
: Audit fees consist of fees for professional services rendered for quarterly reviews and services that are normally provided by KPMG LLP in connection with statutory and regulatory filings.
Audit-Related Fees
: Audit-related services consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.
Tax Services Fees
:
 Tax services fees consist of fees for professional tax services. These services also include assistance regarding federal, state, and local tax compliance.
All Other Fees
:
 Other fees would include fees for products and services other than the services reported above.
Pre-Approval
Policy
:
The Audit Committee has established
a pre-approval policy
that describes the permitted audit, audit-related, tax and other services to be provided by KPMG LLP, the Company’s independent registered public accounting firm. The policy requires that the Audit
Committee pre-approve the
audit
and non-audit services
performed by the independent auditor in order to assure that the provision of such service does not impair the auditor’s independence.
Any requests for audit, audit-related, tax and other services that have not received general pre-approval must
be submitted to the Audit Committee for
specific pre-approval, irrespective
of the amount, and cannot commence until such approval has been granted.
Normally, pre-approval is
provided at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may
delegate pre-approval authority
to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions
to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services
performed by the independent registered public accounting firm to management. During the period January 18, 2023 (commencement of operations) to December 31, 2023, the Audit Committee pre-approved
100% of the services described in this policy.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents Filed as Part of this Report

(b) Exhibits
The following exhibits are filed as part of this report or are hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit No.	Description
3.1	Certificate of Formation(1)

3.2	Amended and Restated Limited Liability Company Agreement(2)

4.1	Form of Subscription Agreement(1)

4.2	Description of Securities*

10.1	Investment Management Agreement with SLR Capital Partners, LLC(2)

10.2	Custody Agreement with Citibank, N.A.(1)

10.3	Custodial Services Election Agreement by and between the Company and Citibank, N.A(2)

10.4	Form of Revolving Credit Agreement by and between the Company and ING Capital LLC as Administrative Agent, Sole Lead Arranger and Sole Bookrunner(2)

10.5	Form of Loan and Security Agreement by and among SLR Private Credit BDC II SPV LLC, as borrower; SLR Private Credit BDC II LLC as parent and servicer; the Lenders party hereto; the collateral agent, collateral administrator and securities intermediary party hereto and Citibank, N.A. as administrative agent, dated as of December 12, 2023(3)

14.1	Code of Business Conduct*

19.1	Joint Code of Ethics and Insider Trading Policy*

21.1	Subsidiaries of SLR Private Credit BDC II LLC*

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.3	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith
(1)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form 10 (File No. 000-56518) filed with the SEC on February 1, 2023.
(2)	Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56518) filed with the SEC on March 31, 2023.
(3)	Previously filed as an exhibit to the Registrant’s report on Form 8-K (File No. 814-01616) filed on December 14, 2023.
Item 16. Form
10-K
Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SLR PRIVATE CREDIT BDC II LLC

/s/ M ICHAEL S. G ROSS	/s/ B RUCE J. S POHLER
Michael S. Gross Co-Chief Executive Officer, President, Chairman of the Board and Director Date: February 27, 2024	Bruce J. Spohler Co-Chief Executive Officer, Chief Operating Officer and Director Date: February 27, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date	Signature	Title

February 27, 2024	/s/ M ICHAEL S. G ROSS Michael S. Gross	Co-Chief Executive Officer, President, Chairman of the Board and Director (Principal Executive Officer)

February 27, 2024	/s/ B RUCE J. S POHLER Bruce J. Spohler	Co-Chief Executive Officer, Chief Operating Officer and Director (Principal Executive Officer)

February 27, 2024	/s/ S TEVEN H OCHBERG Steven Hochberg	Director

February 27, 2024	/s/ D AVID S. W ACHTER David S. Wachter	Director

February 27, 2024	/s/ L EONARD A. P OTTER Leonard A. Potter	Director

February 27, 2024	/s/ S HIRAZ Y. K AJEE Shiraz Y. Kajee	Chief Financial Officer (Principal Financial Officer)