Form 10-Q
period 2024-03-31
SLR Private Credit BDC II LLC
filed 2024-05-08
CIK 1932591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller Reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒

As of March 31, 2024, there was no established public market for the registrant’s units. The issuer had 647,099 units outstanding as of May 6, 2024.

SLR PRIVATE CREDIT BDC II LLC

FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2024

	Index	Page No.
PART I.	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Consolidated Statements of Assets and Liabilities as of March 31, 2024 (unaudited) and December 31, 2023	3
	Consolidated Statements of Operations for the three months ended March 31, 2024 and the period January 18, 2023* to March 31, 2023 (unaudited)	4
	Consolidated Statements of Changes in Unitholders’ Capital for the three months ended March 31, 2024 and the period January 18, 2023* to March 31, 2023 (unaudited)	5
	Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and the period January 18, 2023* to March 31, 2023 (unaudited)	6
	Consolidated Schedule of Investments as of March 31, 2024 (unaudited)	7
	Consolidated Schedule of Investments as of December 31, 2023	10
	Notes to Consolidated Financial Statements (unaudited)	13
	Report of Independent Registered Public Accounting Firm	27
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	39
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	40
Item 3.	Defaults Upon Senior Securities	40
Item 4.	Mine Safety Disclosures	40
Item 5.	Other Information	40
Item 6.	Exhibits	40
SIGNATURES		42

* Commencement of operations

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us”, and “our” refer to SLR Private Credit BDC II LLC unless the context states otherwise.

Item 1. Financial Statements

SLR PRIVATE CREDIT BDC II LLC

Consolidated Statements of Assets and Liabilities

(in thousands, except unit amounts)

	March 31, 2024 (unaudited)	December 31, 2023
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost: $26,828 and $21,560, respectively)	$27,043	$21,654
Cash	711	323
Cash equivalents (cost: $0 and $4,960, respectively)	—	4,960
Interest receivable	181	138
Prepaid expenses	8	16
Total assets	$27,943	$27,091
Liabilities
Revolving credit facility due March 2025 (the “Subscription Facility”) ($14,000 and $11,400 face amounts, respectively, reported net of unamortized debt issuance costs of $259 and $320, respectively. See note 5)	$13,741	$11,080
Revolving credit facility due December 2028 (the “SPV Facility”) ($3,500 and $2,000 face amounts, respectively, reported net of unamortized debt issuance costs of $411 and $346, respectively. See note 5)	$3,089	1,654
Payable for cash equivalents purchased	—	4,960
Management fee payable (see note 3)	183	138
Administration fee payable (see note 3)	5	3
Interest payable (see note 5)	205	85
Other liabilities and accrued expenses	519	536
Total liabilities	$17,742	$18,456
Commitments and contingencies (see note 6)
Unitholders’ Capital
Common Unitholders’ capital (647,099 and 551,497 units, respectively, issued and outstanding)	10,631	9,131
Accumulated distributable net loss	(430)	(496)
Total unitholders’ capital	$10,201	$8,635
Total liabilities and unitholders’ capital	$27,943	$27,091
Net asset value per unit	$15.76	$15.66

See notes to consolidated financial statements.

SLR PRIVATE CREDIT BDC II LLC

Consolidated Statements of Operations (unaudited)

(in thousands, except unit amounts)

	Three months ended March 31, 2024	For the period January 18, 2023* to March 31, 2023
Investment Income:
Interest income from non-controlled/non-affiliated investments	$847	$1
Other income from non-controlled/non-affiliated investments	21	—
Total investment income	868	1
Expenses:
Management fees (see note 3)	$95	$—
Administration fees (see note 3)	5	—
Interest and other credit facility expenses (see note 5)	510	30
Legal expenses	40	124
Organizational expenses	—	116
Other general and administrative expenses	142	44
Total expenses	792	314
Net investment income (loss)	$76	$(313)
Realized and unrealized gain (loss) on investments and cash equivalents:
Net realized loss on non-controlled/non-affiliated investments and cash equivalents	$(1)	$—
Net change in unrealized gain on non-controlled/non-affiliated investments and cash equivalents	121	—
Net realized and unrealized gain on non-controlled/non-affiliated investments and cash equivalents	120	—
Net Increase (Decrease) in Unitholders’ Capital Resulting From Operations	$196	$(313)
Net Income (Loss) Per Unit	$0.32	$(2.61)

* Commencement of operations

See notes to consolidated financial statements.

SLR PRIVATE CREDIT BDC II LLC

Consolidated Statements of Changes in Unitholders’ Capital (unaudited)

(in thousands, except unit amounts)

	Three months ended March 31, 2024	For the period January 18, 2023* to March 31, 2023
Increase (decrease) in unitholders’ capital resulting from operations:
Net investment income (loss)	$76	$(313)
Net realized loss	(1)	—
Net change in unrealized gain	121	—
Net increase (decrease) in unitholders’ capital resulting from operations	196	(313)
Distributions to unitholders:
From distributable earnings	(76)	—
From return of capital	(54)	—
Net distributions to unitholders	(130)	—
Increase (decrease) in unitholders’ capital resulting from capital activity:
Contributions	1,500	3,001
Less offering costs	—	(73)
Cancellation	—	(1)
Net increase in unitholders’ capital resulting from capital activity	1,500	2,927
Total increase in unitholders’ capital	1,566	2,614
Unitholders’ capital, beginning of period	8,635	—
Unitholders’ capital, end of period	$10,201	$2,614
Capital unit activity (see note 7):
Units issued	95,602	120,040
Units canceled	—	(40)
Net increase from capital unit activity	95,602	120,000

* Commencement of operations

See notes to consolidated financial statements.

SLR PRIVATE CREDIT BDC II LLC

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months ended March 31, 2024	For the period January 18, 2023* to March 31, 2023
Cash Flows from Operating Activities:
Net increase (decrease) in unitholders’ capital resulting from operations	$196	$(313)
Adjustments to reconcile net increase (decrease) in unitholders’ capital resulting from operations to net cash used in operating activities:
Net realized loss on investments and cash equivalents	1	—
Net change in unrealized gain on investments	(121)	—
Deferred financing costs	97	19
Net accretion of discount on investments	(33)	—
(Increase) decrease in operating assets:
Purchase of investments	(6,728)	(672)
Proceeds from disposition of investments	1,500	—
Capitalization of payment-in-kind income	(8)	—
Interest receivable	(43)	—
Prepaid expenses	8	(88)
Increase (decrease) in operating liabilities:
Payable for cash equivalents purchased	(4,960)	—
Management fee payable	45	—
Administration fee payable	2	—
Interest payable	120	11
Other liabilities and accrued expenses	(17)	29
Net Cash Used in Operating Activities	(9,941)	(1,014)
Cash Flows from Financing Activities:
Contributions from unitholders	1,500	3,001
Cash distributions paid	(130)	—
Offering costs	—	(73)
Cancellation of units	—	(1)
Proceeds from borrowings	9,899	1,325
Repayments of borrowings	(5,900)	—
Net Cash Provided by Financing Activities	5,369	4,252
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,572)	3,238
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,283	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$711	$3,238
Supplemental disclosure of cash flow information:
Cash paid for interest	$390	$19

* Commencement of operations

See notes to consolidated financial statements.

SLR PRIVATE CREDIT BDC II LLC

Consolidated Schedule of Investments (unaudited)

March 31, 2024

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (2)	Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 265.1%
AAH Topco., LLC(4)	Diversified Consumer Services	S+600	0.75%	11.42%	1/30/2024	12/22/2027	$315	$309	$315
Accession Risk Management Group, Inc.(4)	Insurance	S+550	0.75%	10.95%	12/4/2023	11/1/2029	1,599	1,593	1,599
Alkeme Intermediary Holdings, LLC(4)	Insurance	S+625	1.00%	11.68%	9/20/2023	10/28/2026	762	742	762
Apex Service Partners, LLC(4)	Diversified Consumer Services	S+650(5)	1.00%	11.81%	10/27/2023	10/24/2030	1,246	1,216	1,246
Ardelyx, Inc.(6)	Pharmaceuticals	S+425	4.70%	9.59%	3/1/2024	3/1/2027	750	748	767
Cerapedics, Inc.(4)	Biotechnology	S+620	2.75%	11.52%	10/3/2023	1/1/2028	851	854	853
Crewline Buyer, Inc.(4)	IT Services	S+675	1.00%	12.06%	11/8/2023	11/8/2030	1,171	1,143	1,142
CVAUSA Management, LLC(4)	Health Care Providers & Services	S+650	1.00%	11.74%	5/22/2023	5/22/2029	1,181	1,149	1,181
Exactcare Parent, Inc.(4)	Health Care Providers & Services	S+650	1.00%	11.77%	11/3/2023	11/5/2029	744	724	744
Higginbotham Insurance Agency, Inc.(4)	Insurance	S+550	1.00%	10.93%	8/24/2023	11/25/2028	1,736	1,736	1,736
Legacy Service Partners, LLC	Diversified Consumer Services	S+575	1.00%	11.21%	3/18/2024	1/9/2029	316	308	316
Medrina, LLC(4)	Health Care Providers & Services	S+625	1.00%	11.74%	10/20/2023	10/20/2029	554	541	548
MRI Software, LLC(4)	Software	S+550	1.00%	10.90%	12/19/2023	2/10/2027	1,587	1,585	1,584
OIS Management Services, LLC(4)	Health Care Providers & Services	S+575	0.75%	11.15%	12/29/2023	11/16/2028	695	690	681
Outset Medical, Inc.(4)	Health Care Equipment & Supplies	S+515	2.75%	10.47%	1/2/2024	11/1/2027	3,113	3,100	3,090
Peter C. Foy & Associates Insurance Services, LLC(4)	Insurance	S+650	0.75%	11.83%	7/19/2023	11/1/2028	376	369	376
Retina Midco, Inc.(4)	Health Care Providers & Services	S+575	1.00%	11.33%	12/18/2023	1/31/2026	2,302	2,261	2,256
SPR Therapeutics, Inc.(4)	Health Care Technology	S+515	4.00%	10.47%	1/30/2024	2/1/2029	399	396	396
The Townsend Company, LLC(4)	Commercial Services & Supplies	S+625	1.00%	11.58%	8/21/2023	8/15/2029	800	782	800
Toptal, LLC	Commercial Services & Supplies	P+250	7.50%	11.00%	12/28/2023	12/28/2026	863	863	863
United Digestive MSO Parent, LLC(4)	Health Care Providers & Services	S+675	1.00%	12.07%	3/30/2023	3/30/2029	711	692	711
UVP Management, LLC(4)	Health Care Providers & Services	S+625	1.00%	11.71%	9/18/2023	9/15/2025	1,128	1,106	1,117
Vertos Medical, Inc.(4)	Health Care Equipment & Supplies	S+515	4.75%	10.47%	6/14/2023	7/1/2028	397	395	398
WCI-BXC Purchaser, LLC(4)	Distributors	S+625	0.75%	11.54%	11/6/2023	11/6/2030	667	651	667
Western Veterinary Partners LLC(4)	Diversified Consumer Services	S+600	1.00%	11.56%	1/19/2024	10/29/2026	804	793	792
West-NR Parent, Inc.(4)	Insurance	S+625	1.00%	11.65%	8/1/2023	12/27/2027	914	898	914
World Insurance Associates, LLC(4)	Insurance	S+600	1.00%	11.31%	10/20/2023	4/3/2028	1,186	1,181	1,186
Total Bank Debt/Senior Secured Loans								$26,825	$27,040
							Warrants
Warrants — 0.0%
Vertos Medical, Inc.*	Health Care Equipment & Supplies				6/14/2023		9,646	$3	$3
Total Warrants								$3	$3
Total Investments(3)— 265.1%								$26,828	$27,043
Liabilities in Excess of Other Assets — (165.1%)									(16,842)
Net Assets — 100.0%									$10,201

(1)
Floating rate debt investments typically bear interest at a rate determined by reference to either the Secured Overnight Financing Rate (“SOFR”) or the prime index rate (“PRIME” or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment, the Company has provided the current interest rate in effect as of March 31, 2024.
(2)
Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the SOFR or PRIME rate. These instruments are often subject to a SOFR or PRIME rate floor.
(3)
Aggregate net unrealized depreciation for U.S. federal income tax purposes is $252; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $243 and $495, respectively, based on a tax cost of $27,295. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended

SLR PRIVATE CREDIT BDC II LLC

Consolidated Schedule of Investments (unaudited) (continued)

March 31, 2024

(in thousands, except share/unit amounts)

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
(5)
S+650 spread on revolver tranche, S+500 plus 2.00% payment-in-kind (“PIK”) on term loan tranche.
(6)
Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of March 31, 2024, on a fair value basis, non-qualifying assets in the portfolio represented 2.7% of the total assets of the Company.

* Non-income producing security.

See notes to consolidated financial statements.

SLR PRIVATE CREDIT BDC II LLC

Consolidated Schedule of Investments (unaudited) (continued)

March 31, 2024

(in thousands, except share/unit amounts)

Industry Classification	Percentage of Total Investments (at fair value) as of March 31, 2024
Health Care Providers & Services	26.8%
Insurance	24.3%
Health Care Equipment & Supplies	12.9%
Diversified Consumer Services	9.9%
Commercial Services & Supplies	6.1%
Software	5.9%
IT Services	4.2%
Biotechnology	3.1%
Pharmaceuticals	2.8%
Distributors	2.5%
Health Care Technology	1.5%
Total Investments	100.0%

See notes to consolidated financial statements.

SLR Private Credit BDC II LLC

Consolidated Schedule of Investments

December 31, 2023

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (2)	Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 250.7%
Accession Risk Management Group, Inc.	Insurance	S+550	0.75%	11.00%	12/4/2023	11/1/2029	$1,603	$1,597	$1,597
Alkeme Intermediary Holdings, LLC(4)	Insurance	S+650	1.00%	11.96%	9/20/2023	10/28/2026	667	649	667
Apex Service Partners, LLC	Diversified Consumer Services	S+650(5)	1.00%	11.87%	10/27/2023	10/24/2030	1,130	1,102	1,102
Cerapedics, Inc.(4)	Biotechnology	S+620	2.75%	11.55%	10/3/2023	1/1/2028	851	852	851
Crewline Buyer, Inc.	IT Services	S+675	1.00%	12.10%	11/8/2023	11/8/2030	1,171	1,142	1,142
CVAUSA Management, LLC	Health Care Providers & Services	S+650	1.00%	11.74%	5/22/2023	5/22/2029	1,184	1,150	1,184
Exactcare Parent, Inc.	Health Care Providers & Services	S+650	1.00%	11.89%	11/3/2023	11/5/2029	744	724	723
Higginbotham Insurance Agency, Inc.	Insurance	S+550	1.00%	10.96%	8/24/2023	11/25/2028	1,740	1,740	1,740
Medrina, LLC	Health Care Providers & Services	S+625	1.00%	11.67%	10/20/2023	10/20/2029	555	542	541
MRI Software, LLC(4)	Software	S+550	1.00%	10.95%	12/19/2023	2/10/2027	1,591	1,589	1,589
OIS Management Services, LLC(4)	Health Care Providers & Services	S+575	0.75%	11.20%	12/29/2023	11/16/2028	697	691	683
Peter C. Foy & Associates Insurance Services, LLC	Insurance	S+650	0.75%	11.86%	7/19/2023	11/1/2028	377	370	370
Retina Midco, Inc.(4)	Health Care Providers & Services	S+575	1.00%	11.38%	12/18/2023	1/31/2026	2,308	2,262	2,261
The Townsend Company, LLC(4)	Commercial Services & Supplies	S+625	1.00%	11.61%	8/21/2023	8/15/2029	805	786	805
Toptal, LLC	Commercial Services & Supplies	P+250	7.50%	11.00%	12/28/2023	12/28/2026	1,562	1,562	1,562
United Digestive MSO Parent, LLC	Health Care Providers & Services	S+675	1.00%	12.25%	3/30/2023	3/30/2029	687	669	687
UVP Management, LLC	Health Care Providers & Services	S+625	1.00%	11.75%	9/18/2023	9/15/2025	1,023	1,001	998
Vertos Medical, Inc.(4)	Health Care Equipment & Supplies	S+515	4.75%	10.50%	6/14/2023	7/1/2028	397	394	397
WCI-BXC Purchaser, LLC	Distributors	S+625	1.00%	11.64%	11/6/2023	11/6/2030	669	653	653
West-NR Parent, Inc.	Insurance	S+625	1.00%	11.70%	8/1/2023	12/27/2027	916	899	916
World Insurance Associates, LLC	Insurance	S+600	1.00%	11.35%	10/20/2023	4/3/2028	1,189	1,183	1,183
Total Bank Debt/Senior Secured Loans								$21,557	$21,651
							Warrants
Warrants — 0.1%
Vertos Medical, Inc.*	Health Care Equipment & Supplies				6/14/2023		9,646	$3	$3
Total Warrants								$3	$3
Total Investments(3)— 250.8%								$21,560	$21,654
Cash Equivalents — 57.4%
U.S. Treasury Bill	Government				12/29/2023	2/27/2024	$5,000	$4,960	$4,960
Total Investments & Cash Equivalents — 308.2%								$26,520	$26,614
Liabilities in Excess of Other Assets — (208.2%)									(17,979)
Net Assets — 100.0%									$8,635

(1)
Floating rate debt investments typically bear interest at a rate determined by reference to either the Secured Overnight Financing Rate or the prime index rate, and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2023.
(2)
Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the SOFR or PRIME rate. These instruments are often subject to a SOFR or PRIME rate floor.
(3)
Aggregate net unrealized depreciation for U.S. federal income tax purposes is $374; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $110 and $484, respectively, based on a tax cost of $22,028. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act. These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.
(4)
Indicates an investment that is wholly or partially held by the Company through its wholly-owned financing subsidiary SLR Private Credit BDC II SPV LLC. Such investments are pledged as collateral under the SPV Facility (see Note 5 to the consolidated financial statements) and are not generally available to creditors, if any, of the Company.

SLR Private Credit BDC II LLC

Consolidated Schedule of Investments (continued)

December 31, 2023

(in thousands)

(5)
S+650 spread on revolver tranche, S+500 plus 2.00% PIK on term loan tranche.

* Non-income producing security.

See notes to consolidated financial statements.

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

See notes to consolidated financial statements.

SLR PRIVATE CREDIT BDC II LLC

Notes to Consolidated Financial Statements (unaudited)

March 31, 2024

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

In connection with the Company’s formation, the Company issued and sold 40 of the Company’s units (“Units”) to the Adviser (the “Initial Unitholder”), which were acquired for an initial capital contribution of $1 on January 18, 2023 in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) . As of March 31, 2024, the Company has closed on $66,780 in capital commitments. The Company’s initial drawdown occurred on March 31, 2023 with the sale and issuance of Units at an aggregate purchase price of $3,000 or $25.00 per Unit. Prior to the issuance of Units on March 31, 2023, the Initial Unitholder’s initial seed capital was withdrawn from the Company and its Units were canceled. As of March 31, 2024, $11,400 of capital commitments were drawn and $55,380 were unfunded.

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

The term of the Company is expected to be seven years from the end of the Offering Period (unless terminated earlier or the Company effectuates an Exchange Listing (defined below) as set forth in the Limited Liability Company Agreement of the Company (as amended, restated or otherwise modified from time to time, the “LLC Agreement”)), but may be extended by the Company’s board of directors (the “Board”) for up to two consecutive one-year periods upon approval of the Company’s independent directors and the approval of unitholders of the Company (“Unitholders”), which approval will be obtained through a non-1940 Act vote as described in Item 11 of the Company’s Form 10. The Company may be dissolved and its affairs wound up prior to the end of the term under the circumstances set forth in the LLC Agreement.

At any time prior to the end of the term, subject to any requirements of the 1940 Act and applicable law, the Board may, without the approval of the Unitholders, cause the Company (or any successor entity to the Company) to be merged with and into an affiliated entity that is regulated under the 1940 Act, whose securities are listed for trading on a national securities exchange, and that will have a total net asset value of at least $1,000,000 immediately after the closing of such merger, subject to any limitations under the 1940 Act (an “Exchange Listing”). In connection with, and prior to, any such Exchange Listing, subject to any requirements of the 1940 Act and applicable law, the Board may, without the approval of Unitholders, cause the Company to complete (i) the sale, exchange or disposition of all or a portion of the assets of the Company, or (ii) a conversion of the Company into a corporation incorporated in a

SLR PRIVATE CREDIT BDC II LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2024

(in thousands, except unit amounts)

state determined by the Board, either through a conversion in accordance with applicable law, a merger with or into an existing corporation or otherwise in which all Units will be converted into or exchanged for shares of common stock of the resulting corporation. If the Company is unable to effectuate an Exchange Listing prior to the end of the term, the Company will use commercially reasonable efforts to wind down or liquidate pursuant to the procedures set forth in the LLC Agreement.

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

Interim consolidated financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate. Accordingly, they may not include all of the information and notes required by GAAP for annual consolidated financial statements. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reported period. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2024.

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

SLR PRIVATE CREDIT BDC II LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2024

(in thousands, except unit amounts)

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

Investments in all asset classes will be valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946 may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the three months ended March 31, 2024, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

ASC Topic 820 classifies the inputs used to measure these fair values into the following hierarchy:

Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities, accessible by the Company at the measurement date.

Level 2: Quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable inputs other than quoted prices.

Level 3: Unobservable inputs for the asset or liability.

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

SLR PRIVATE CREDIT BDC II LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2024

(in thousands, except unit amounts)

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
(h)
In accordance with Regulation S-X and ASC Topic 810—Consolidation, the Company consolidates its interest in controlled investment company subsidiaries, financing subsidiaries and certain wholly-owned holding companies that serve to facilitate investment in portfolio companies, if any. In addition, the Company may also consolidate any controlled operating companies substantially all of whose business consists of providing services to the Company.
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

SLR PRIVATE CREDIT BDC II LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2024

(in thousands, except unit amounts)

following an Exchange Listing (as the same may be adjusted pursuant to the LLC Agreement and the Investment Management Agreement, the “Post-Exchange Listing Management Fee” and, together with the Pre-Exchange Listing Management Fee, the “Management Fee”). The Management Fee will be payable quarterly in arrears, as follows:

•
Pre-Exchange Listing. Prior to an Exchange Listing, the Pre-Exchange Listing Management Fee will be calculated as of the close of business on the last day of each calendar quarter in an amount equal to 1.50% per annum of Invested Capital (defined as, as of any date, the sum of (i) capital contributions to the Company used to make Portfolio Investments and (ii) the total amount of credit drawn on subscription or similarly structured credit facilities).
•
Post-Exchange Listing. Following an Exchange Listing, the Post-Exchange Listing Management Fee will be an amount equal to 1.50% per annum of the average value of the Company’s total assets at the end of the two most recently completed calendar quarters; provided, however, the Post-Exchange Listing Management Fee will be calculated at an annual rate of 1.00% of the average value of the Company’s total assets at the end of the two most recently completed calendar quarters that exceeds the product of (i) 200% and (ii) the value of the Company’s total net assets at the end of the immediately preceding calendar quarter.

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

Incentive Fee

Distributions. Prior to an Exchange Listing, the Company will make distributions out of two categories: Current Proceeds and Disposition Proceeds (collectively referred to as “Investment Proceeds”). “Disposition Proceeds” means all amounts received by the Company upon the disposition of an investment, including full or partial repayments or amortization of principal (but excluding Current Proceeds). “Current Proceeds” means all proceeds from investments, including interest income, fee income, prepayment fees and exit fees, other than Disposition Proceeds, less Company expenses. The Adviser will apportion each Unitholder’s pro rata share of Investment Proceeds between Disposition Proceeds and Current Proceeds.

Pre-Exchange Listing Incentive Fee. Prior to an Exchange Listing, and subject to availability, the Company will cause distributable cash to be distributed to Unitholders and to be paid to the Adviser as an incentive fee (the “Pre-Exchange Listing Incentive Fee”). Amounts of Investment Proceeds apportioned to Unitholders will be divided between and distributed to Unitholders, on the one hand, and the Adviser, on the other hand, in the following amounts and order of priority:

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

SLR PRIVATE CREDIT BDC II LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2024

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

Post-Exchange Listing Incentive Fee. Following an Exchange Listing, the Company will pay an incentive fee to the Adviser consisting of two parts, as follows (the “Post-Exchange Listing Incentive Fee”) and, together with the Pre-Exchange Listing Incentive Fee, (the “Incentive Fee”):

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

SLR PRIVATE CREDIT BDC II LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2024

(in thousands, except unit amounts)

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

Capital Gains Fee. The second part of the Post-Exchange Listing Incentive Fee, the “Capital Gains Fee”, will be determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement as set forth below), commencing as of the end of the first fiscal year following an Exchange Listing, and will equal 20.0% of the Company’s realized capital gains, if any, on a cumulative basis through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation as of each fiscal year end, less the amount of any previously paid capital gain Post-Exchange Listing Incentive Fees, with respect to the Company; provided that the Post-Exchange Listing Incentive Fee determined as of the end of the fiscal year in which an Exchange Listing is completed will be calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation. In the event that the Investment Management Agreement will terminate as of a date that is not a calendar year end, the termination date will be treated as though it were a calendar year end for purposes of calculating and paying a Capital Gains Fee.

Administration Fees and Expenses

Pre-Exchange Listing Administration Fees. The Company will pay SLR, in its capacity as the Administrative Coordinator, a fee (the “Pre-Exchange Listing Administration Fee”), calculated as of the close of business in New York, New York on the last day of each calendar quarter (the “Administration Fee Calculation Date”), in an amount equal to 0.08% per annum of the average Cost Basis (defined as, as of any date, the aggregate accreted and amortized cost of all Portfolio Investments, including (i) any amounts reinvested in Portfolio Investments and (ii) the cost of Portfolio Investments acquired using leverage), as measured on the last day of the preceding quarter and the last day of the current quarter for the period ended and payable quarterly in arrears after such Administration Fee Calculation Date. The Pre-Exchange Listing Administration Fee will not offset any fees paid to the Adviser. The Administrative Coordinator will be responsible for all expenses of its own staff responsible for (i) certain on-going, routine, non-investment-related administrative services for the Company, (ii) the coordination of various third-party services needed or required by the Company and (iii) certain Unitholder servicing functions.

The Pre-Exchange Listing Administration Fee will be appropriately adjusted for any stub period.

SLR PRIVATE CREDIT BDC II LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2024

(in thousands, except unit amounts)

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

Post-Exchange Listing Administration Expenses. In connection with an Exchange Listing, and subject to Board approval, the Company intends to enter into an administration agreement with SLR Capital Management, LLC (“SCM”) pursuant to which SCM will provide administrative services to the Company. For providing these services, facilities and personnel, the Company will reimburse SCM for the Company’s allocable portion of overhead and other expenses incurred by SCM in performing its obligations under the administration agreement (together with the Pre-Exchange Listing Administration Fee, the “Administration Expenses”).

For the three months ended March 31, 2024 and the period January 18, 2023 (commencement of operations) to March 31, 2023, the Company incurred $95 and $0, respectively, in Management Fees, $5 and $0, respectively, in Administration Fees and $0 and $0, respectively, in Incentive Fees.

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
c)
Pricing models whose inputs are observable for substantially the full term of the asset or liability; and

SLR PRIVATE CREDIT BDC II LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2024

(in thousands, except unit amounts)

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

The following table presents the balances of assets measured at fair value on a recurring basis, as of March 31, 2024 and December 31, 2023:

Fair Value Measurements

As of March 31, 2024

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$27,040	$27,040
Warrants	—	—	3	3
Total Investments	$—	$—	$27,043	$27,043

Fair Value Measurements
As of December 31, 2023

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$21,651	$21,651
Warrants	—	—	3	3
Total Investments	$—	$—	$21,654	$21,654

While the Company has not made an election to apply the fair value option of accounting to any of its debt obligations, if the Company’s debt obligations were carried at fair value at March 31, 2024, the fair value of the SPV Facility and the Subscription Facility would be $3,500 and $14,000, respectively. All debt obligations would be considered Level 3 liabilities and would be valued with market yield as the unobservable input.

While the Company has not made an election to apply the fair value option of accounting to any of its debt obligations, if the Company’s debt obligations were carried at fair value at December 31, 2023, the fair value of the SPV Facility and the Subscription Facility would be $2,000 and $11,400, respectively.

SLR PRIVATE CREDIT BDC II LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2024

(in thousands, except unit amounts)

The following tables provide a summary of the changes in fair value of Level 3 assets for the three months ended March 31, 2024 and for the period January 18, 2023 (commencement of operations) to December 31, 2023, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at March 31, 2024 and December 31, 2023:

	Bank Debt/Senior Secured Loans	Warrants	Total
Fair value, December 31, 2023	$21,651	$3	$21,654
Total gains or losses included in earnings:
Net realized loss	—	—	—
Net change in unrealized gain	121	—	121
Purchase of investment securities*	6,769	—	6,769
Proceeds from dispositions of investment securities	(1,501)	—	(1,501)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Fair value, March 31, 2024	$27,040	$3	$27,043
Unrealized gains for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain	$121	$—	$121

	Bank Debt/Senior Secured Loans	Warrants	Total
Fair value, January 18, 2023	$—	$—	$—
Total gains or losses included in earnings:
Net realized loss	—	—	—
Net change in unrealized gain (loss)	94	—	94
Purchase of investment securities*	21,623	3	21,626
Proceeds from dispositions of investment securities	(66)	—	(66)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Fair value, December 31, 2023	$21,651	$3	$21,654
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$94	$—	$94

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

SLR PRIVATE CREDIT BDC II LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2024

(in thousands, except unit amounts)

taxes, depreciation and amortization (“EBITDA”) multiples of similar companies, and comparable market transactions for equity securities.

Quantitative information about the Company’s Level 3 asset fair value measurements as of March 31, 2024 and December 31, 2023 is summarized in the tables below:

	Asset or Liability	Fair Value at March 31, 2024	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$27,040	Income Approach	Market Yield	11.1% - 17.6% (12.6%)
Warrants	Asset	$3	Market Approach	Volatility	16.5% - 16.5% (16.5%)

	Asset or Liability	Fair Value at December 31, 2023	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$21,651	Income Approach	Market Yield	11.1% - 17.6% (12.5%)
Warrants	Asset	$3	Market Approach	Volatility	18.9% - 18.9% (18.9%)

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask spreads, if applicable, would result in a significantly lower or higher fair value measurement for such assets. Generally, an increase in market yields may result in a decrease in the fair value of certain of the Company’s investments.

Note 5. Debt

SPV Facility—On December 12, 2023, the Company, through its wholly-owned subsidiary, SLR Private Credit BDC II SPV LLC, entered into the $25,000 SPV Facility with Citibank, N.A. acting as administrative agent. The stated interest rate on the SPV Facility is Term SOFR plus 2.80% with no SOFR floor requirement, and the final maturity date is December 12, 2028. The fee on undrawn commitments is currently 0.50%. The SPV Facility is secured by all of the assets held by the SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV also includes usual and customary events of default for credit facilities of this nature. As of March 31, 2024, there were $3,500 of borrowings outstanding under the SPV Facility.

Subscription Facility—On March 20, 2023, the Company established the $25,000 Subscription Facility due March 20, 2025 with ING Capital LLC, as administrative agent and lender. The stated interest rate on the Subscription Facility is SOFR plus 2.75-3.00%. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of March 31, 2024, there were $14,000 of borrowings outstanding under the Subscription Facility.

The average annualized interest cost for borrowings for the three months ended March 31, 2024 and the period March 20, 2023 (commencement of the Subscription Facility) to December 31, 2023 was 8.33% and 8.42%, respectively. These costs are exclusive of other credit facility expenses such as unused fees. The maximum amount borrowed on the credit facilities during the three months ended March 31, 2024 and the period March 20, 2023 (commencement of the Subscription Facility) to December 31, 2023 was $17,900 and $13,400, respectively.

SLR PRIVATE CREDIT BDC II LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2024

(in thousands, except unit amounts)

Note 6. Commitments and Contingencies

The Company had unfunded debt commitments to various revolving and delayed-draw term loans. The total amount of these unfunded commitments as of March 31, 2024 and December 31, 2023 is $14,636 and $19,793, respectively, comprised of the following:

	March 31, 2024	December 31, 2023
AMF Levered II, LLC	$1,566	$3,133
Cerapedics, Inc.	1,489	1,489
AAH Topco, LLC	1,487	1,802
OIS Management Services, LLC	1,362	1,362
Human Interest, Inc.	1,032	1,032
Legacy Service Partners, LLC	921	1,237
World Insurance Associates, LLC	852	852
Western Veterinary Partners LLC	806	—
Retina Midco, Inc.	769	769
CVAUSA Management, LLC	741	741
Alkeme Intermediary Holdings, LLC	573	668
SPR Therapeutics, Inc.	499	—
West-NR Parent, Inc.	395	395
Peter C. Foy & Associates Insurance Services, LLC	378	378
Toptal, LLC	286	352
The Townsend Company, LLC	264	261
United Digestive MSO Parent, LLC	248	273
Vertos Medical, Inc.	198	198
Medrina, LLC	190	190
Apex Service Partners, LLC	168	277
Crewline Buyer, Inc.	122	122
Exactcare Parent, Inc.	81	81
WCI-BXC Purchaser, LLC	76	77
MRI Software LLC	67	67
UVP Management, LLC	66	174
Outset Medical, Inc.	—	3,113
Ardelyx, Inc.	—	750
Total Commitments	$14,636	$19,793

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the respective portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of March 31, 2024 and December 31, 2023, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

In the normal course of our business, we invest or trade in various financial instruments and may enter into various investment activities with off-balance sheet risk, which may include forward foreign currency contracts. Generally, these financial instruments represent future commitments to purchase or sell other financial instruments at specific terms at future dates. These financial instruments contain varying degrees of off-balance sheet risk whereby changes in the market value or our satisfaction of the obligations may exceed the amount recognized in our Consolidated Statement of Assets and Liabilities. As of March 31, 2024, we held no such contracts.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2024 and December 31, 2023, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

SLR PRIVATE CREDIT BDC II LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2024

(in thousands, except unit amounts)

Note 7. Unitholders’ Capital

Transactions in Unitholders’ capital were as follows:

	Three months ended March 31, 2024	For the period January 18, 2023* to March 31, 2023
Units at beginning of period	551,497	—
Units issued	95,602	120,040
Units canceled	—	(40)
Units issued and outstanding at end of period	647,099	120,000

* Commencement of operations

Note 8. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2024 and for the period January 18, 2023 (commencement of operations) to March 31, 2023:

	Three months ended March 31, 2024	For the period January 18, 2023* to March 31, 2023
Per Share Data: (a)
Net asset value per Unit, beginning of period	$15.66	$—
Net investment income (loss)	0.13	(2.61)
Net realized and unrealized gain	0.18	—
Net increase (decrease) in Unitholders’ capital resulting from operations	0.31	(2.61)
Distributions to Unitholders:
From distributable earnings	(0.12)	—
From return of capital	(0.09)	—
Issuance of Units	—	25.00
Offering costs	—	(0.61)
Net asset value per Unit, end of period	$15.76	$21.78
Total Return (b)(c)	1.98%	(12.87%)
Unitholders’ capital, end of period	$10,201	$2,614
Units outstanding, end of period	647,099	120,000
Ratios to average net assets of Unitholders’ Capital (c):
Net investment income (loss)	0.80%	(11.97%)
Operating expenses	2.95%	10.86%
Interest and other credit facility expenses	5.33%	1.15%
Total expenses	8.28%	12.01%
Average debt outstanding	$16,746	$1,125
Portfolio turnover ratio	6.0%	0.0%

(a)
Calculated using the average Units outstanding method. Weighted average Units outstanding for the three months ended March 31, 2024 and for the period March 31, 2023 (date of first sale of Units to Unitholders) through March 31, 2023 were 610,329 and 120,000, respectively.
(b)
Calculated as the change in net asset value (“NAV”) per Unit during the period plus distributions declared per Unit, divided by the beginning NAV per Unit. Total return does not include a sales load. The beginning NAV per Unit was determined to be as

SLR PRIVATE CREDIT BDC II LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2024

(in thousands, except unit amounts)

of the date of the first sale of Units to Unitholders as management considers this to be the most meaningful disclosure for investors.
(c)
Not annualized for periods less than one year. Average net assets are calculated for the three months ended March 31, 2024 and for the period March 31, 2023 (date of first sale of Units to Unitholders) through March 31, 2023.

* Commencement of operations

Note 9. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements.

Report of Independent Registered Public Accounting Firm

To the Unitholders and Board of Directors

SLR Private Credit BDC II LLC:

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of assets and liabilities of SLR Private Credit BDC II LLC (and subsidiary) (the Company), including the consolidated schedule of investments, as of March 31, 2024, the related consolidated statements of operations, changes in unitholders’ capital and cash flows for the three-month period ended March 31, 2024 and for the period January 18, 2023 (commencement of operations) to March 31, 2023, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities, including the consolidated schedule of investments, of the Company as of December 31, 2023, and the related consolidated statements of operations, changes in unitholders’ capital, and cash flows for the period January 18, 2023 to December 31, 2023 (not presented herein); and in our report dated February 27, 2024, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, as of December 31, 2023, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities, including the consolidated schedule of investments, from which it has been derived.

Basis for Review Results

This consolidated interim financial information is the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our reviews in accordance with the standards of the PCAOB. A review of consolidated interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ KPMG LLP

New York, New York

May 8, 2024

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The information contained in this section should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

Some of the statements in this report constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained herein involve risks and uncertainties, including statements as to:

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
•
changes in the general economy, a slowing economy, rising inflation, risk of recession and risks in respect of a failure to increase the U.S. debt ceiling; and
•
our ability to anticipate and identify evolving market expectations with respect to environmental, social and governance matters, including the environmental impacts of our portfolio companies’ supply chains and operations.

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

•
currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars; and
•
the risks, uncertainties and other factors we identify in Item 1A. Risk Factors contained in our Annual Report on Form 10-K for the period ended December 31, 2023, elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (the “SEC”).

We generally use words such as “anticipates,” “believes,” “expects,” “intends” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements for any reason, including any factors set forth in “Risk Factors” and elsewhere in this report.

We have based the forward-looking statements included in this report on information available to us on the date of this report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including any annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

At any time prior to the end of the Company’s term, subject to any requirements of the 1940 Act and applicable law, the Board may, without the approval of the holders of the Company’s units (“Units”), cause the Company (or any successor entity to the Company) to be merged with and into an affiliated entity that is regulated under the 1940 Act, whose securities are listed for trading on a national securities exchange, and that will have a total net asset value of at least $1,000,000,000 immediately after the closing of such merger, subject to any limitations under the 1940 Act (an “Exchange Listing”). Prior to an Exchange Listing, the Adviser has also been appointed to provide administrative and coordination services to the Company (in such capacity, the “Administrative Coordinator”). The Administrative Coordinator supervises or provides the Company’s administrative services, including operational trade support, net asset value calculations, financial reporting, fund accounting and registrar and transfer agent services. The Administrative Coordinator also provides assistance to the Adviser in connection with communicating with investors and other persons with respect to the Company.

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

The Adviser believes the broad experience of its senior investment team is likely to enable the Adviser to successfully identify, assess and structure customized senior secured floating rate loans and to manage potential risks and returns at all stages of the economic cycle. As a private BDC, the Company is not subject to many of the regulatory limitations that govern traditional lending institutions, such as banks. This lack of regulation allows the Company to be more flexible than regulated lending institutions in selecting and structuring investments, adjusting investment criteria, transaction structures and, in some cases, the types of securities in which the Company is expected to invest. The Adviser believes financial sponsors and management teams see this flexibility as a benefit, making it an attractive financing partner. The Adviser believes that this approach is likely to enable it to procure attractive investment opportunities throughout the economic cycle so that it can make investments consistent with its stated investment objective even during turbulent periods in the capital markets.

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

The Adviser will seek to create a predominantly floating rate investment portfolio for the Company. For the avoidance of doubt, any investment guidelines discussed in this Quarterly Report on Form 10-Q apply to a fully ramped-up portfolio of investments (i.e., after the Company has invested substantially all of the capital available to the Company in accordance with the Company’s investment strategy) and are based on total available capital, including unfunded equity commitments from our Unitholders and total expected leverage, as reasonably determined by the Adviser. There is no guarantee that the Adviser will achieve any investment guidelines discussed in this Quarterly Report on Form 10-Q, or that even if achieved, an investment in the Company will result in gains to an investor. The Company will not be required to take any action (including unwinding or liquidating any position) in the event that such guideline is exceeded subsequent to the investment date, whether as a result of changes in the market value of the Company’s portfolio or otherwise.

The Company is an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012, and the Company may from time to time take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act.

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

The Company’s principal focus is to invest in Sponsor Finance loans which will encompass first lien senior secured floating rate loans primarily to upper-middle-market leveraged companies with EBITDA between approximately $25 million and $250 million that have significant free cash flow and are in non-cyclical industries in which the Adviser has significant experience. In addition to Sponsor Finance loans, the Company intends to invest a significant portion of its assets in Specialty Finance loans. The Company’s Specialty Finance investments will encompass ABL to asset-rich middle-market companies in a variety of industries, as well as to commercial finance companies, and Life Science Finance. ABL loans are secured by certain of the borrower’s assets as collateral and require the lender to have highly specialized experience in collateral valuation and liquidation. The Company will seek to leverage the significant capital base of the SLR platform to co-invest alongside other SLR managed investment vehicles enabling the Company to participate in larger, more attractive upper-middle-market financings and have more control over structuring through greater ownership of a financing tranche.

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

Portfolio and Investment Activity

During the three months ended March 31, 2024, we invested $6.7 million across 12 portfolio companies. This compares to investing $0.7 million across 1 portfolio company for the period January 18, 2023 (commencement of operations) to March 31, 2023. Investments sold or prepaid during the three months ended March 31, 2024 totaled $1.5 million. No investments were sold or prepaid during the period January 18, 2023 (commencement of operations) to March 31, 2023.

At March 31, 2024, our portfolio consisted of 27 portfolio companies and was invested more than 99.9% directly in senior secured loans and less than 0.1% in warrants, in each case, measured at fair value versus 1 portfolio company invested 100% in senior secured loans at March 31, 2023.

At March 31, 2024 and March 31, 2023, 100% of our income producing investment portfolio was floating rate, measured at fair value.

Critical Accounting Policies

The preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the periods covered by such consolidated financial statements. Actual results could materially differ from those estimates, which the Company evaluates on an ongoing basis. The Company has identified the following items as critical accounting policies. The Company will disclose these and any other critical accounting policies in the notes to its future consolidated financial statements.

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

For purposes of calculating the NAV, the Company’s assets will generally be valued as described in Note 2(b) to the Company’s Consolidated Financial Statements.

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

Leverage

The Company is required to comply with the asset coverage requirements of the 1940 Act. The Company expects to employ leverage and otherwise expects to incur indebtedness with respect to its portfolio both on a recourse and non-recourse basis (including and potentially through guarantees, derivatives, forward commitments and reverse repurchase agreements), but will not exceed the maximum amount permitted by the 1940 Act. The Company is generally permitted, under specified conditions, to issue senior securities in amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after such issuance. In connection with the organization of the Company, the Adviser, as the initial Unitholder, has authorized the Company to adopt the 150% asset coverage ratio. In connection with their subscriptions for Units, our Unitholders are required to acknowledge the Company’s ability to operate with an asset coverage ratio that may be as low as 150%. The Company (either directly or through a wholly-owned subsidiary) may borrow under a commitment-based subscription credit facility and/or a revolving credit facility that is secured by the Company’s assets and, as a result, the Company will be exposed to the risks of leverage, which may be considered a speculative investment technique. See “Financial Condition, Liquidity and Capital Resources Debt” below for more information regarding the Company’s commitment-based subscription credit facility. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to the Adviser, will be borne by our Unitholders. As of March 31, 2024, the Company had $17.5 million of senior securities, for an asset coverage ratio of 158.3%.

Subsidiaries

We expect that any wholly-owned subsidiaries through which we make investments will be organized as corporations or limited liability companies and will not be registered under the 1940 Act. Such subsidiaries may be formed to obtain favorable tax benefits or to obtain financing on favorable terms due to their bankruptcy-remote characteristics. The Board has oversight responsibility for the Company’s investment activities, including the Company’s investment in subsidiaries, and the Company’s role as sole stockholder of any subsidiary. To the extent applicable to the investment activities of a subsidiary, the subsidiary would follow the same compliance policies and procedures as the Company. The Company would “look through” any such subsidiary to determine compliance with its investment policies, and would generally expect to consolidate any such wholly-owned subsidiary for purposes of the Company’s financial statements and compliance with the 1940 Act. Furthermore, the Company intends to comply with the current requirements under the Code and U.S. Treasury regulations for income derived from the Company’s investment in the subsidiary to be treated as “qualifying income” from which a RIC must derive at least 90% of its annual gross income. As of March 31, 2024, the Company held investments through one wholly-owned financing subsidiary, SLR Private Credit BDC II SPV LLC.

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

Results of Operations

Results are shown for the three months ended March 31, 2024 and the period January 18, 2023 (commencement of operations) to March 31, 2023:

Investment Income

For the three months ended March 31, 2024 and the period January 18, 2023 (commencement of operations) to March 31, 2023, gross investment income totaled $868 thousand and $1 thousand, respectively. The increase in gross investment income for the year over year period was primarily due to an increase in the size of the income-producing portfolio.

Expenses

Expenses totaled $792 thousand and $314 thousand, respectively, for the three months ended March 31, 2024 and the period January 18, 2023 (commencement of operations) to March 31, 2023, of which $100 thousand and $0, respectively, were management fees and administration fees and $510 thousand and $30 thousand, respectively, were interest and other credit facility expenses. Administrative services, organization and other general and administrative expenses totaled $182 thousand and $284 thousand, respectively, for the three months ended March 31, 2024 and the period January 18, 2023 (commencement of operations) to March 31, 2023. Expenses generally consist of management fees, administration fees, performance-based incentive fees, administrative services fees, insurance, legal expenses, directors’ expenses, audit and tax expenses and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The comparative increase in expenses is generally due to increased borrowing to fund a larger portfolio, along with growth in fees deriving from the larger amount of capital drawn year over year, partially offset by the absence of non-recurring organizational and other start-up costs in the most recent period.

Net Investment Income (Loss)

The Company’s net investment income (loss) totaled $76 thousand and ($313) thousand, or $0.13 and ($2.61) per average Unit, respectively, for the three months ended March 31, 2024 and the period January 18, 2023 (commencement of operations) to March 31, 2023.

Net Realized Loss

The Company’s investment sales and prepayments for the three months ended March 31, 2024 and the period January 18, 2023 (commencement of operations) to March 31, 2023 were $1.5 million and $0, respectively. Net realized loss over the same periods was $1 thousand and $0, respectively.

Net Change in Unrealized Gain

For the three months ended March 31, 2024 and the period January 18, 2023 (commencement of operations) to March 31, 2023, net change in unrealized gain on the Company’s assets totaled $121 thousand and $0, respectively. Net unrealized gain for the three months ended March 31, 2024 was primarily due to appreciation on our investments in Apex Service Partners, LLC, Exactcare Parent, Inc. and WCI-BXC Purchaser, LLC, among others.

Net Increase (Decrease) in Unitholders’ Capital Resulting From Operations

For the three months ended March 31, 2024 and the period January 18, 2023 (commencement of operations) to March 31, 2023, the Company had a net increase (decrease) in Unitholders’ capital resulting from operations of $196 thousand and ($313) thousand, respectively. For the same periods, net income (loss) per average Unit was $0.32 and ($2.61), respectively.

Financial Condition, Liquidity and Capital Resources

Our primary uses of cash are for (i) investments in portfolio companies and other investments to comply with certain portfolio RIC diversification requirements, (ii) the cost of operations (including paying the Adviser), (iii) debt service of any borrowings, and (iv) cash distributions to our Unitholders.

Equity

During the period January 18, 2023 (commencement of operations) to March 31, 2024, on a net basis, the Company sold and issued 647,099 Units at an average price of $17.62 per Unit, for net proceeds of $11.4 million. All of our outstanding Units were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. Unfunded equity capital commitments totaled $55.4 million at March 31, 2024.

Debt

SPV Facility—On December 12, 2023, the Company, through its wholly-owned subsidiary, SLR Private Credit BDC II SPV LLC (the “SPV”), entered into a $25 million revolving credit facility with Citibank, N.A. acting as administrative agent (the “SPV Facility”). The stated interest rate on the SPV Facility is Term SOFR plus 2.80% with no SOFR floor requirement, and the final maturity date is December 12, 2028. The fee on undrawn commitments is currently 0.50%. The SPV Facility is secured by all of the assets held by the SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV also includes usual and customary events of default for credit facilities of this nature. As of March 31, 2024, there were $3.5 million of borrowings outstanding under the SPV Facility.

Subscription Facility—On March 20, 2023, the Company established a $25 million revolving credit facility with ING Capital LLC as administrative agent and lender (the “Subscription Facility”). The stated interest rate on the Subscription Facility is SOFR plus 2.75-3.00%, and the current stated maturity date is March 20, 2025. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of March 31, 2024, there were $14.0 million of borrowings outstanding under the Subscription Facility.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded for purposes of computing the asset base upon which the management fee is determined. We held no cash equivalents as of March 31, 2024.

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

A summary of our significant contractual payment obligations is as follows as of March 31, 2024:

Payments due by Period as of March 31, 2024 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit facilities (1)	$17.5	$14.0	$—	$3.5	$—

(1)
At March 31, 2024, we had a total of $32.5 million of unused borrowing capacity under our credit facilities, subject to borrowing base limits.

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

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
(in millions)
AMF Levered II, LLC	$1.6	$3.1
Cerapedics, Inc.	1.5	1.5
AAH Topco, LLC	1.5	1.8
OIS Management Services, LLC	1.3	1.4
Human Interest, Inc.	1.0	1.0
Legacy Service Partners, LLC	0.9	1.2
World Insurance Associates, LLC	0.8	0.8
Western Veterinary Partners LLC	0.8	—
Retina Midco, Inc.	0.8	0.8
CVAUSA Management, LLC	0.7	0.7
Alkeme Intermediary Holdings, LLC	0.6	0.7
SPR Therapeutics, Inc.	0.5	—
West-NR Parent, Inc.	0.4	0.4
Peter C. Foy & Associates Insurance Services, LLC	0.4	0.4
Toptal, LLC	0.3	0.3
The Townsend Company, LLC	0.3	0.3
United Digestive MSO Parent, LLC	0.2	0.3
Vertos Medical, Inc.	0.2	0.2
Medrina, LLC	0.1	0.2
Apex Service Partners, LLC	0.1	0.3
Crewline Buyer, Inc.	0.1	0.1
Exactcare Parent, Inc.	0.1	0.1
WCI-BXC Purchaser, LLC	0.1	0.1
MRI Software LLC	0.1	0.1
UVP Management, LLC	0.2	0.2
Outset Medical, Inc.	—	3.1
Ardelyx, Inc.	—	0.7
Total Commitments	$14.6	$19.8

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the respective portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of March 31, 2024 and December 31, 2023, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

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

We intend to elect to be taxed as a RIC under Subchapter M of the Code. To maintain our RIC tax treatment, we must distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a business development company, we may in the future be limited in our ability to make distributions. Also, our revolving credit facilities may limit our ability to declare distributions if we default under certain provisions. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of the tax benefits available to us as a RIC. In addition, in accordance with GAAP and tax regulations, we include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind income, which represents contractual income added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue or market discount. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a RIC.

With respect to the distributions to Unitholders, income from origination, structuring and closing and certain other upfront fees associated with investments in portfolio companies are treated as taxable income and accordingly distributed to Unitholders.

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

Mr. Gross, our Chairman, Co-Chief Executive Officer and President, and Mr. Spohler, our Co-Chief Executive Officer, Chief Operating Officer and board member, are managing members and senior investment professionals of, and have financial and controlling interests in, the Adviser. In addition, Mr. Kajee, our Chief Financial Officer and Treasurer, serves as the Chief Financial Officer for the Adviser, and Mr. Talarico, our Chief Compliance Officer and Secretary, serves as Partner, General Counsel and Chief Compliance Officer for the Adviser. The Adviser may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, with ours. For example, the Adviser presently serves as investment adviser to SLR Investment Corp., a publicly traded BDC, which focuses on investing in senior secured loans, including financing leases and, to a lesser extent, unsecured loans and equity securities, SCP Private Credit Income BDC LLC, an unlisted BDC that focuses on investing primarily in senior secured loans, including non-traditional asset-based loans and first lien loans, and SLR HC BDC LLC, an unlisted BDC whose principal focus is to invest directly and indirectly in senior secured loans and other debt instruments typically to middle-market companies within the healthcare industry. In addition, Mr. Gross, our Chairman, Co-Chief Executive Officer and President, Mr. Spohler, our Co-Chief Executive Officer, Chief Operating Officer and board member, Mr. Kajee, our Chief Financial Officer and Treasurer, and Mr. Talarico, our Chief Compliance Officer and Secretary, serve in similar capacities for SLR Investment Corp., SCP Private Credit Income BDC LLC and SLR HC BDC LLC. The Adviser and certain investment advisory affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Adviser’s allocation procedures. On June 13, 2017, the Adviser received an exemptive order that permits the Company to participate in negotiated co-investment transactions with certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions, as well as regulatory requirements and other pertinent factors, and pursuant to various conditions (the “Order”). If the Company is unable to rely on the Order for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although the Adviser’s investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, the Company and its Unitholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers and directors and members of the Adviser. In addition, we have adopted a formal code of ethics that governs the conduct of our officers and directors. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Delaware Limited Liability Company Act.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Uncertainty with respect to rising interest rates, inflationary pressures, risks in respect of a failure to increase the U.S. debt ceiling or a downgrade in the U.S. credit rating, the war between Ukraine and Russia, certain regional bank failures, an inflationary environment, the ongoing war in the Middle East and health epidemics and pandemics introduced significant volatility in the financial markets, and the effects of this volatility have materially impacted and could continue to materially impact our market risks. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In a low interest rate environment, including a reduction of SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such as the current economic environment, such difference could potentially increase thereby increasing our net investment income. During the three months ended March 31, 2024, certain investments in our investment portfolio had floating interest rates. These floating rate investments were primarily based on floating SOFR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have floors. The Company also has revolving credit facilities that are generally based on floating SOFR. Assuming no changes to our balance sheet as of March 31, 2024 and no new defaults by portfolio companies, a hypothetical one percent decrease in SOFR on our comprehensive floating rate assets and liabilities would decrease our net investment income by approximately thirteen cents per average Unit over the next twelve months. Assuming no changes to our balance sheet as of March 31, 2024 and no new defaults by portfolio companies, a hypothetical one percent increase in SOFR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately thirteen cents per average Unit over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At March 31, 2024, we have no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in SOFR	(1.00%)	1.00%
Increase (Decrease) in Net Investment Income Per Unit Per Year	$(0.13)	$0.13

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2024 (the end of the period covered by this report), our management, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our management, including the Co-Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the first quarter of 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We and our consolidated subsidiaries are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or our consolidated subsidiaries. From time to time, we and our consolidated subsidiaries may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the February 27, 2024 filing of our Annual Report on Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2024 to the risk factors discussed in “Risk Factors” in the February 27, 2024 filing of our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

There were no unregistered sales of equity securities other than those already disclosed in certain Form 8-Ks filed with the SEC.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Certificate of Formation(1)
3.2	Amended and Restated Limited Liability Company Agreement(2)
4.1	Form of Subscription Agreement(1)
31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents*
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*

* Filed herewith.

(1)
Previously filed as an exhibit to the Registrant’s Registration Statement on Form 10 (File No. 000-56518) filed with the SEC on February 1, 2023.
(2)
Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56518) filed with the SEC on March 31, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 8, 2024.

SLR PRIVATE CREDIT BDC II LLC

By:	/s/ MICHAEL S. GROSS
Michael S. Gross Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRUCE J. SPOHLER
Bruce J. Spohler Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ SHIRAZ Y. KAJEE
Shiraz Y. Kajee Chief Financial Officer (Principal Financial and Accounting Officer)