Form 10-Q
period 2024-06-30
SLR Private Credit BDC II LLC
filed 2024-08-07
CIK 1932591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2024

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 814-01616

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

As of June 30, 2024, there was no established public market for the registrant’s units. The issuer had 902,038 units outstanding as of August 5, 2024.

SLR PRIVATE CREDIT BDC II LLC

FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2024

	Index	Page No.
PART I.	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Consolidated Statements of Assets and Liabilities as of June 30, 2024 (unaudited) and December 31, 2023	3
	Consolidated Statements of Operations for the three months ended June 30, 2024 and June 30, 2023 (unaudited), and the six months ended June 30, 2024 (unaudited) and the period January 18, 2023* to June 30, 2023 (unaudited)	4
	Consolidated Statements of Changes in Unitholders’ Capital for the three months ended June 30, 2024 and June 30, 2023 (unaudited), and the six months ended June 30, 2024 (unaudited) and the period January 18, 2023* to June 30, 2023 (unaudited)	5
	Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and the period January 18, 2023* to June 30, 2023 (unaudited)	6
	Consolidated Schedule of Investments as of June 30, 2024 (unaudited)	7
	Consolidated Schedule of Investments as of December 31, 2023	10
	Notes to Consolidated Financial Statements (unaudited)	13
	Report of Independent Registered Public Accounting Firm	28
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4.	Controls and Procedures	40
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3.	Defaults Upon Senior Securities	41
Item 4.	Mine Safety Disclosures	41
Item 5.	Other Information	41
Item 6.	Exhibits	42
SIGNATURES		43

* Commencement of operations

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us”, and “our” refer to SLR Private Credit BDC II LLC unless the context states otherwise.

Item 1. Financial Statements

SLR PRIVATE CREDIT BDC II LLC

Consolidated Statements of Assets and Liabilities

(in thousands, except unit amounts)

	June 30, 2024 (unaudited)	December 31, 2023
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost: $34,574 and $21,560, respectively)	$34,889	$21,654
Cash	1,022	323
Cash equivalents (cost: $0 and $4,960, respectively)	—	4,960
Interest receivable	223	138
Receivable for investments sold	2	—
Prepaid expenses	23	16
Total assets	$36,159	$27,091
Liabilities
Revolving credit facility due March 2025 (the “Subscription Facility”) ($13,100 and $11,400 face amounts, respectively, reported net of unamortized debt issuance costs of $195 and $320, respectively. See note 5)	$12,905	$11,080
Revolving credit facility due December 2028 (the “SPV Facility”) ($8,200 and $2,000 face amounts, respectively, reported net of unamortized debt issuance costs of $393 and $346, respectively. See note 5)	$7,807	1,654
Payable for cash equivalents purchased	—	4,960
Management fee payable (see note 3)	289	138
Administration fee payable (see note 3)	6	3
Interest payable (see note 5)	265	85
Other liabilities and accrued expenses	512	536
Total liabilities	$21,784	$18,456
Commitments and contingencies (see note 6)
Unitholders’ Capital
Common Unitholders’ capital (902,038 and 551,497 units, respectively, issued and outstanding)	14,631	9,131
Accumulated distributable net loss	(256)	(496)
Total unitholders’ capital	$14,375	$8,635
Total liabilities and unitholders’ capital	$36,159	$27,091
Net asset value per unit	$15.94	$15.66

See notes to consolidated financial statements.

SLR PRIVATE CREDIT BDC II LLC

Consolidated Statements of Operations (unaudited)

(in thousands, except unit amounts)

	Three months ended
	June 30, 2024	June 30, 2023	Six months ended June 30, 2024	For the period January 18, 2023* to June 30, 2023
Investment Income:
Interest income from non-controlled/non-affiliated investments	$990	$42	$1,837	$43
Other income from non-controlled/non-affiliated investments	70	—	91	—
Total investment income	1,060	42	1,928	43
Expenses:
Management fees (see note 3)	$106	$11	$201	$11
Administration fees (see note 3)	6	—	11	—
Interest and other credit facility expenses (see note 5)	573	124	1,083	154
Organizational expenses	—	15	—	131
Other general and administrative expenses	138	260	320	428
Total expenses	823	410	1,615	724
Net investment income (loss)	$237	$(368)	$313	$(681)
Realized and unrealized gain (loss) on investments and cash equivalents:
Net realized loss on non-controlled/non-affiliated investments and cash equivalents	$—	$—	$(1)	$—
Net change in unrealized gain (loss) on non-controlled/non-affiliated investments and cash equivalents	100	(1)	221	(1)
Net realized and unrealized gain (loss) on non-controlled/non-affiliated investments and cash equivalents	100	(1)	220	(1)
Net Increase (Decrease) in Unitholders’ Capital Resulting From Operations	$337	$(369)	$533	$(682)
Net Income (Loss) Per Unit	$0.48	$(3.08)	$0.81	$(5.69)

* Commencement of operations

See notes to consolidated financial statements.

SLR PRIVATE CREDIT BDC II LLC

Consolidated Statements of Changes in Unitholders’ Capital (unaudited)

(in thousands, except unit amounts)

	Three months ended
	June 30, 2024	June 30, 2023	Six months ended June 30, 2024	For the period January 18, 2023* to June 30, 2023
Increase (decrease) in unitholders’ capital resulting from operations:
Net investment income (loss)	$237	$(368)	$313	$(681)
Net realized loss	—	—	(1)	—
Net change in unrealized gain (loss)	100	(1)	221	(1)
Net increase (decrease) in unitholders’ capital resulting from operations	337	(369)	533	(682)
Distributions to unitholders:
From distributable earnings	(163)	—	(293)	—
Net distributions to unitholders	(163)	—	(293)	—
Increase (decrease) in unitholders’ capital resulting from capital activity:
Contributions	4,000	—	5,500	3,001
Less offering costs	—	(1)	—	(74)
Cancellation	—	—	—	(1)
Net increase (decrease) in unitholders’ capital resulting from capital activity	4,000	(1)	5,500	2,926
Total increase (decrease) in unitholders’ capital	4,174	(370)	5,740	2,244
Unitholders’ capital, beginning of period	10,201	2,614	8,635	—
Unitholders’ capital, end of period	$14,375	$2,244	$14,375	$2,244
Capital unit activity (see note 7):
Units issued	254,939	—	350,541	120,040
Units canceled	—	—	—	(40)
Net increase from capital unit activity	254,939	—	350,541	120,000

* Commencement of operations

See notes to consolidated financial statements.

SLR PRIVATE CREDIT BDC II LLC

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six months ended June 30, 2024	For the period January 18, 2023* to June 30, 2023
Cash Flows from Operating Activities:
Net increase (decrease) in unitholders’ capital resulting from operations	$533	$(682)
Adjustments to reconcile net increase (decrease) in unitholders’ capital resulting from operations to net cash provided by (used in) operating activities:
Net realized loss on investments and cash equivalents	1	—
Net change in unrealized gain on investments	(221)	1
Deferred financing costs amortization	197	79
Net accretion of discount on investments	(75)	(1)
(Increase) decrease in operating assets:
Purchase of investments	(16,515)	(1,786)
Proceeds from disposition of investments	3,589	2
Capitalization of payment-in-kind income	(14)	—
Interest receivable	(85)	(12)
Receivable for investments sold	(2)	—
Prepaid expenses	(7)	(515)
Increase (decrease) in operating liabilities:
Payable for cash equivalents purchased	(4,960)	2,984
Management fee payable	151	11
Administration fee payable	3	—
Interest payable	180	63
Other liabilities and accrued expenses	(24)	100
Net Cash Provided by (Used in) Operating Activities	(17,249)	244
Cash Flows from Financing Activities:
Contributions from unitholders	5,500	3,001
Cash distributions paid	(293)	—
Offering costs	—	(74)
Cancellation of units	—	(1)
Proceeds from borrowings	16,381	1,671
Repayments of borrowings	(8,600)	(1,750)
Net Cash Provided by Financing Activities	12,988	2,847
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,261)	3,091
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,283	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,022	$3,091
Supplemental disclosure of cash flow information:
Cash paid for interest	$706	$91

* Commencement of operations

See notes to consolidated financial statements.

SLR PRIVATE CREDIT BDC II LLC

Consolidated Schedule of Investments (unaudited)

June 30, 2024

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (2)	Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 242.7%
AAH Topco., LLC(4)	Diversified Consumer Services	S+600	0.75%	11.43%	1/30/2024	12/22/2027	$765	$750	$765
Accession Risk Management Group, Inc.(4)	Insurance	S+550	0.75%	10.98%	12/4/2023	11/1/2029	1,595	1,589	1,595
Alkeme Intermediary Holdings, LLC(4)	Insurance	S+600	1.00%	11.44%	9/20/2023	10/28/2026	1,332	1,298	1,332
Apex Service Partners, LLC(4)	Diversified Consumer Services	S+650(5)	1.00%	11.83%	10/27/2023	10/24/2030	1,344	1,313	1,344
Ardelyx, Inc.(4)(6)	Pharmaceuticals	S+425	4.70%	9.60%	3/1/2024	3/1/2027	750	751	754
Cerapedics, Inc.(4)	Biotechnology	S+620	2.75%	11.53%	10/3/2023	1/1/2028	851	855	855
Crewline Buyer, Inc.(4)	IT Services	S+675	1.00%	12.08%	11/8/2023	11/8/2030	1,171	1,144	1,171
CVAUSA Management, LLC(4)	Health Care Providers & Services	S+650	1.00%	11.75%	5/22/2023	5/22/2029	1,178	1,147	1,178
Exactcare Parent, Inc.(4)	Health Care Providers & Services	S+650	1.00%	11.84%	11/3/2023	11/5/2029	742	723	742
Eyesouth Eye Care Holdco LLC(4)	Health Care Providers & Services	S+550	1.00%	10.93%	4/1/2024	10/5/2029	613	601	600
Higginbotham Insurance Agency, Inc.(4)	Insurance	S+550	1.00%	10.94%	8/24/2023	11/25/2028	1,732	1,732	1,732
Integrity Marketing Acquisition, LLC	Insurance	S+605	0.87%	11.47%	6/6/2024	8/27/2026	1,002	1,002	1,002
Legacy Service Partners, LLC	Diversified Consumer Services	S+575	1.00%	11.23%	3/18/2024	1/9/2029	449	438	449
Medrina, LLC(4)	Health Care Providers & Services	S+625	1.00%	11.55%	10/20/2023	10/20/2029	553	540	553
MRI Software, LLC(4)	Software	S+550	1.00%	10.93%	12/19/2023	2/10/2027	1,583	1,581	1,580
OIS Management Services, LLC(4)	Health Care Providers & Services	S+575	0.75%	11.16%	12/29/2023	11/16/2028	892	883	874
ONS MSO, LLC(4)	Health Care Providers & Services	S+575	1.00%	11.10%	4/26/2024	7/8/2026	1,509	1,495	1,494
Outset Medical, Inc.(4)	Health Care Equipment & Supplies	S+515	2.75%	10.48%	1/2/2024	11/1/2027	3,113	3,111	3,121
Peter C. Foy & Associates Insurance Services, LLC(4)	Insurance	S+650	0.75%	11.84%	7/19/2023	11/1/2028	375	368	375
Quantcast Corporation(4)	Commercial Services & Supplies	S+525	2.00%	10.60%	6/14/2024	6/14/2029	601	594	594
Retina Midco, Inc.(4)	Health Care Providers & Services	S+575	1.00%	11.34%	12/18/2023	1/31/2026	3,065	3,015	3,065
Southern Orthodontic Partners Management, LLC	Health Care Providers & Services	S+550	1.00%	10.83%	5/17/2024	7/27/2026	318	315	315
SPR Therapeutics, Inc.(4)	Health Care Technology	S+515	4.00%	10.48%	1/30/2024	2/1/2029	399	397	409
The Townsend Company, LLC(4)	Commercial Services & Supplies	S+625	1.00%	11.59%	8/21/2023	8/15/2029	786	769	786
Ultimate Baked Goods Midco LLC(4)	Packaged Foods & Meats	S+550	1.00%	10.94%	6/13/2024	8/13/2027	1,950	1,940	1,940
United Digestive MSO Parent, LLC(4)	Health Care Providers & Services	S+650	1.00%	11.80%	3/30/2023	3/30/2029	720	702	720
UVP Management, LLC(4)	Health Care Providers & Services	S+625	1.00%	11.73%	9/18/2023	9/15/2025	1,125	1,106	1,091
Vertos Medical, Inc.(4)	Health Care Equipment & Supplies	S+515	4.75%	10.48%	6/14/2023	7/1/2028	397	396	399
WCI-BXC Purchaser, LLC(4)	Distributors	S+625	0.75%	11.59%	11/6/2023	11/6/2030	666	650	666
Western Veterinary Partners LLC(4)	Diversified Consumer Services	S+600	1.00%	11.60%	1/19/2024	10/29/2026	1,310	1,292	1,290
West-NR Parent, Inc.(4)	Insurance	S+625	1.00%	11.68%	8/1/2023	12/27/2027	912	896	912
World Insurance Associates, LLC(4)	Insurance	S+600	1.00%	11.33%	10/20/2023	4/3/2028	1,183	1,178	1,183
Total Bank Debt/Senior Secured Loans								$34,571	$34,886
							Warrants
Warrants — 0.0%
Vertos Medical, Inc.*	Health Care Equipment & Supplies				6/14/2023		9,646	$3	$3
Total Warrants								$3	$3
Total Investments(3)— 242.7%								$34,574	$34,889
Liabilities in Excess of Other Assets — (142.7%)									(20,514)
Net Assets — 100.0%									$14,375

See notes to consolidated financial statements.

SLR PRIVATE CREDIT BDC II LLC

Consolidated Schedule of Investments (unaudited) (continued)

June 30, 2024

(in thousands, except share/unit amounts)

(1)
Floating rate debt investments typically bear interest at a rate determined by reference to either the Secured Overnight Financing Rate (“SOFR”) or the prime index rate (“PRIME” or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment, the Company has provided the current interest rate in effect as of June 30, 2024.
(2)
Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the SOFR or PRIME rate. These instruments are often subject to a SOFR or PRIME rate floor.
(3)
Aggregate net unrealized depreciation for U.S. federal income tax purposes is $153; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $343 and $496, respectively, based on a tax cost of $35,042. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.
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
(6)
Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of June 30, 2024, on a fair value basis, non-qualifying assets in our portfolio represented 2.1% of the total assets of the Company.

* Non-income producing security.

See notes to consolidated financial statements.

SLR PRIVATE CREDIT BDC II LLC

Consolidated Schedule of Investments (unaudited) (continued)

June 30, 2024

(in thousands, except share/unit amounts)

Industry Classification	Percentage of Total Investments (at fair value) as of June 30, 2024
Health Care Providers & Services	30.5%
Insurance	23.3%
Diversified Consumer Services	11.0%
Health Care Equipment & Supplies	10.1%
Packaged Foods & Meats	5.5%
Software	4.5%
Commercial Services & Supplies	4.0%
IT Services	3.4%
Biotechnology	2.4%
Pharmaceuticals	2.2%
Distributors	1.9%
Health Care Technology	1.2%
Total Investments	100.0%

See notes to consolidated financial statements.

SLR Private Credit BDC II LLC

Consolidated Schedule of Investments

December 31, 2023

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (2)	Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 250.7%
Accession Risk Management Group, Inc.	Insurance	S+550	0.75%	11.00%	12/4/2023	11/1/2029	$1,603	$1,597	$1,597
Alkeme Intermediary Holdings, LLC(4)	Insurance	S+650	1.00%	11.96%	9/20/2023	10/28/2026	667	649	667
Apex Service Partners, LLC	Diversified Consumer Services	S+650(5)	1.00%	11.87%	10/27/2023	10/24/2030	1,130	1,102	1,102
Cerapedics, Inc.(4)	Biotechnology	S+620	2.75%	11.55%	10/3/2023	1/1/2028	851	852	851
Crewline Buyer, Inc.	IT Services	S+675	1.00%	12.10%	11/8/2023	11/8/2030	1,171	1,142	1,142
CVAUSA Management, LLC	Health Care Providers & Services	S+650	1.00%	11.74%	5/22/2023	5/22/2029	1,184	1,150	1,184
Exactcare Parent, Inc.	Health Care Providers & Services	S+650	1.00%	11.89%	11/3/2023	11/5/2029	744	724	723
Higginbotham Insurance Agency, Inc.	Insurance	S+550	1.00%	10.96%	8/24/2023	11/25/2028	1,740	1,740	1,740
Medrina, LLC	Health Care Providers & Services	S+625	1.00%	11.67%	10/20/2023	10/20/2029	555	542	541
MRI Software, LLC(4)	Software	S+550	1.00%	10.95%	12/19/2023	2/10/2027	1,591	1,589	1,589
OIS Management Services, LLC(4)	Health Care Providers & Services	S+575	0.75%	11.20%	12/29/2023	11/16/2028	697	691	683
Peter C. Foy & Associates Insurance Services, LLC	Insurance	S+650	0.75%	11.86%	7/19/2023	11/1/2028	377	370	370
Retina Midco, Inc.(4)	Health Care Providers & Services	S+575	1.00%	11.38%	12/18/2023	1/31/2026	2,308	2,262	2,261
The Townsend Company, LLC(4)	Commercial Services & Supplies	S+625	1.00%	11.61%	8/21/2023	8/15/2029	805	786	805
Toptal, LLC	Commercial Services & Supplies	P+250	7.50%	11.00%	12/28/2023	12/28/2026	1,562	1,562	1,562
United Digestive MSO Parent, LLC	Health Care Providers & Services	S+675	1.00%	12.25%	3/30/2023	3/30/2029	687	669	687
UVP Management, LLC	Health Care Providers & Services	S+625	1.00%	11.75%	9/18/2023	9/15/2025	1,023	1,001	998
Vertos Medical, Inc.(4)	Health Care Equipment & Supplies	S+515	4.75%	10.50%	6/14/2023	7/1/2028	397	394	397
WCI-BXC Purchaser, LLC	Distributors	S+625	1.00%	11.64%	11/6/2023	11/6/2030	669	653	653
West-NR Parent, Inc.	Insurance	S+625	1.00%	11.70%	8/1/2023	12/27/2027	916	899	916
World Insurance Associates, LLC	Insurance	S+600	1.00%	11.35%	10/20/2023	4/3/2028	1,189	1,183	1,183
Total Bank Debt/Senior Secured Loans								$21,557	$21,651
							Warrants
Warrants — 0.1%
Vertos Medical, Inc.*	Health Care Equipment & Supplies				6/14/2023		9,646	$3	$3
Total Warrants								$3	$3
Total Investments(3)— 250.8%								$21,560	$21,654
Cash Equivalents — 57.4%
U.S. Treasury Bill (5.33% yield)	Government				12/29/2023	2/27/2024	$5,000	$4,960	$4,960
Total Investments & Cash Equivalents — 308.2%								$26,520	$26,614
Liabilities in Excess of Other Assets — (208.2%)									(17,979)
Net Assets — 100.0%									$8,635

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

SLR PRIVATE CREDIT BDC II LLC

Notes to Consolidated Financial Statements (unaudited)

June 30, 2024

(in thousands, except unit amounts)

Note 1. Organization

SLR Private Credit BDC II LLC (the “Company”, “we”, “us” or “our”) was formed as a limited liability company under the laws of the State of Delaware on April 18, 2022 as an externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Furthermore, as the Company is an investment company, it applies the guidance in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946. In addition, for U.S. federal income tax purposes, the Company intends to elect to be treated, and intends to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a BDC and a RIC, we are required to comply with certain regulatory requirements. The Company was formed primarily to provide investors with attractive long-term returns through investments made pursuant to the investment strategy of the Company described below. SLR Capital Partners, LLC (the “Adviser” or “SLR”) serves as the Company’s investment adviser pursuant to an investment management agreement with the Company (as amended, restated or otherwise modified from time to time, the “Investment Management Agreement”). The fiscal year end of the Company is December 31.

In connection with the Company’s formation, the Company issued and sold 40 of the Company’s units (“Units”) to the Adviser (the “Initial Unitholder”), which were acquired for an initial capital contribution of $1 on January 18, 2023 in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). As of June 30, 2024, the Company has closed on $66,780 in capital commitments. The Company’s initial drawdown occurred on March 31, 2023 with the sale and issuance of Units at an aggregate purchase price of $3,000 or $25.00 per Unit. Prior to the issuance of Units on March 31, 2023, the Initial Unitholder’s initial seed capital was withdrawn from the Company and its Units were canceled. As of June 30, 2024, $15,400 of capital commitments were drawn and $51,380 were unfunded.

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

The offering period of the Company is currently expected to be for a period of approximately eighteen months from August 9, 2023 (the “Offering Period”). The Company is expected to conduct its offering pursuant to which investors will make equity capital commitments (“Commitments”) pursuant to a subscription agreement entered into with the Company where the investor will agree to purchase an interest in the Company for an aggregate purchase price equal to its Commitment. Each investor will purchase Units each time the Company delivers a drawdown notice, typically ten business days prior to a required funding date. The offering and sale of the Units is expected to be exempt from registration pursuant to Regulation D and Regulation S promulgated under the Securities Act, for offers and sales of securities that do not involve a public offering and for offers and sales of securities outside of the United States, respectively.

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

June 30, 2024

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

In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for the fair presentation of consolidated financial statements have been included.

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

June 30, 2024

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

Investments in all asset classes will be valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946 may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the six months ended June 30, 2024, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

June 30, 2024

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

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

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

June 30, 2024

(in thousands, except unit amounts)

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

June 30, 2024

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

June 30, 2024

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

June 30, 2024

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

For the three and six months ended June 30, 2024, the Company incurred $106 and $201, respectively, in Management Fees, $6 and $11, respectively, in Administration Fees and $0 and $0, respectively, in Incentive Fees. For the three months ended June 30, 2023 and the period January 18, 2023 (commencement of operations) to June 30, 2023, the Company incurred $11 and $11, respectively, in Management Fees, $0 and $0, respectively, in Administration Fees and $0 and $0, respectively, in Incentive Fees.

In addition, prior to an Exchange Listing, the aggregate amount of certain operating expenses relating to Unitholders investing directly in the Company will not exceed the following limits in any fiscal year: (A) if the Company has less than or equal to $400,000 in Commitments, an amount equal to the sum of (x) the product of the Commitments and 0.0025 and (y) $1,250, or (B) if the Company has greater than $400,000 in Commitments, $2,250 (such figure, the “Operating Expense Cap”). Any amount in excess of the Operating Expense Cap for any fiscal year will be paid by the Adviser. For the avoidance of doubt, (i) the Operating Expense Cap will not apply to any fees, costs, expenses and liabilities allocable to persons investing indirectly in the Company through any Unitholder, (ii) the Company will not bear the costs of any third-party valuation agent engaged solely for purposes of valuing the Company’s Portfolio Investments at each quarter end and (iii) the Operating Expense Cap will no longer apply upon the effectuation of an Exchange Listing.

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

June 30, 2024

(in thousands, except unit amounts)

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

The following table presents the balances of assets measured at fair value on a recurring basis, as of June 30, 2024 and December 31, 2023:

Fair Value Measurements

As of June 30, 2024

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$34,886	$34,886
Warrants	—	—	3	3
Total Investments	$—	$—	$34,889	$34,889

Fair Value Measurements
As of December 31, 2023

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$21,651	$21,651
Warrants	—	—	3	3
Total Investments	$—	$—	$21,654	$21,654

While the Company has not made an election to apply the fair value option of accounting to any of its debt obligations, if the Company’s debt obligations were carried at fair value at June 30, 2024, the fair value of the SPV Facility and the Subscription Facility would be $8,200 and $13,100, respectively. All debt obligations would be considered Level 3 liabilities and would be valued with market yield as the unobservable input.

While the Company has not made an election to apply the fair value option of accounting to any of its debt obligations, if the Company’s debt obligations were carried at fair value at December 31, 2023, the fair value of the SPV Facility and the Subscription

SLR PRIVATE CREDIT BDC II LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

June 30, 2024

(in thousands, except unit amounts)

Facility would be $2,000 and $11,400, respectively. All debt obligations would be considered Level 3 liabilities and would be valued with market yield as the unobservable input.

The following tables provide a summary of the changes in fair value of Level 3 assets for the three and six months ended June 30, 2024, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at June 30, 2024:

	Bank Debt/Senior Secured Loans	Warrants	Total
Fair value, March 31, 2024	$27,040	$3	$27,043
Total gains or losses included in earnings:
Net realized loss	—	—	—
Net change in unrealized gain	100	—	100
Purchase of investment securities*	9,835	—	9,835
Proceeds from dispositions of investment securities	(2,089)	—	(2,089)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Fair value, June 30, 2024	$34,886	$3	$34,889
Unrealized gains for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain	$100	$—	$100

	Bank Debt/Senior Secured Loans	Warrants	Total
Fair value, December 31, 2023	$21,651	$3	$21,654
Total gains or losses included in earnings:
Net realized loss	—	—	—
Net change in unrealized gain	221	—	221
Purchase of investment securities*	16,604	—	16,604
Proceeds from dispositions of investment securities	(3,590)	—	(3,590)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Fair value, June 30, 2024	$34,886	$3	$34,889
Unrealized gains for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain	$221	$—	$221

SLR PRIVATE CREDIT BDC II LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

June 30, 2024

(in thousands, except unit amounts)

The following table provide a summary of the changes in fair value of Level 3 assets for the period January 18, 2023 (commencement of operations) to December 31, 2023, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at December 31, 2023:

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

SLR PRIVATE CREDIT BDC II LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

June 30, 2024

(in thousands, except unit amounts)

Quantitative information about the Company’s Level 3 asset fair value measurements as of June 30, 2024 and December 31, 2023 is summarized in the tables below:

	Asset or Liability	Fair Value at June 30, 2024	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$34,886	Income Approach	Market Yield	11.1% - 16.8% (12.3%)
Warrants	Asset	$3	Market Approach	Volatility	16.1% - 16.1% (16.1%)

	Asset or Liability	Fair Value at December 31, 2023	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$21,651	Income Approach	Market Yield	11.1% - 17.6% (12.5%)
Warrants	Asset	$3	Market Approach	Volatility	18.9% - 18.9% (18.9%)

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask spreads, if applicable, would result in a significantly lower or higher fair value measurement for such assets. Generally, an increase in market yields may result in a decrease in the fair value of certain of the Company’s investments. Weighted averages in the above tables are calculated based on fair value of the underlying assets.

Note 5. Debt

SPV Facility—On December 12, 2023, the Company, through its wholly-owned subsidiary, SLR Private Credit BDC II SPV LLC, entered into the $25,000 SPV Facility with Citibank, N.A. acting as administrative agent. The stated interest rate on the SPV Facility is Term SOFR plus 2.80% with no SOFR floor requirement, and the final maturity date is December 12, 2028. The fee on undrawn commitments is currently 0.50%. The SPV Facility is secured by all of the assets held by the SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV also includes usual and customary events of default for credit facilities of this nature. As of June 30, 2024, there were $8,200 of borrowings outstanding under the SPV Facility.

Subscription Facility—On March 20, 2023, the Company established the $25,000 Subscription Facility due March 20, 2025 with ING Capital LLC, as administrative agent and lender. The stated interest rate on the Subscription Facility is SOFR plus 2.75-3.00%. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of June 30, 2024, there were $13,100 of borrowings outstanding under the Subscription Facility.

The average annualized interest cost for borrowings for the six months ended June 30, 2024 and the period March 20, 2023 (commencement of the Subscription Facility) to December 31, 2023 was 8.31% and 8.42%, respectively. These costs are exclusive of other credit facility expenses such as unused fees. The maximum amount borrowed on the credit facilities during the six months ended June 30, 2024 and the period March 20, 2023 (commencement of the Subscription Facility) to December 31, 2023 was $23,000 and $13,400, respectively.

SLR PRIVATE CREDIT BDC II LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

June 30, 2024

(in thousands, except unit amounts)

Note 6. Commitments and Contingencies

The Company had unfunded debt commitments to various revolving and delayed-draw term loans. The total amount of these unfunded commitments as of June 30, 2024 and December 31, 2023 was $13,840 and $19,793, respectively, comprised of the following:

	June 30, 2024	December 31, 2023
AMF Levered II, LLC	$1,566	$3,133
Cerapedics, Inc.	1,489	1,489
Southern Orthodontics Partners Management, LLC	1,486	—
OIS Management Services, LLC	1,163	1,362
AAH Topco, LLC	1,036	1,802
Human Interest, Inc.	1,032	1,032
Western Veterinary Partners LLC	1,007	—
World Insurance Associates, LLC	852	852
Legacy Service Partners, LLC	787	1,237
CVAUSA Management, LLC	741	741
SPR Therapeutics, Inc.	499	—
Quantcast Corporation	407	—
West-NR Parent, Inc.	395	395
The Townsend Company, LLC	271	261
United Digestive MSO Parent, LLC	237	273
Vertos Medical, Inc.	198	198
Medrina, LLC	190	190
Crewline Buyer, Inc.	122	122
Exactcare Parent, Inc.	81	81
WCI-BXC Purchaser, LLC	77	77
Apex Service Partners, LLC	71	277
MRI Software LLC	67	67
UVP Management, LLC	66	174
Outset Medical, Inc.	—	3,113
Retina Midco, Inc.	—	769
Ardelyx, Inc.	—	750
Alkeme Intermediary Holdings, LLC	—	668
Peter C. Foy & Associates Insurance Services, LLC	—	378
Toptal, LLC	—	352
Total Commitments	$13,840	$19,793

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the respective portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of June 30, 2024 and December 31, 2023, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

In the normal course of our business, we invest or trade in various financial instruments and may enter into various investment activities with off-balance sheet risk, which may include forward foreign currency contracts. Generally, these financial instruments represent future commitments to purchase or sell other financial instruments at specific terms at future dates. These financial instruments contain varying degrees of off-balance sheet risk whereby changes in the market value or our satisfaction of the obligations may exceed the amount recognized in our Consolidated Statement of Assets and Liabilities. As of June 30, 2024, we held no such contracts.

SLR PRIVATE CREDIT BDC II LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

June 30, 2024

(in thousands, except unit amounts)

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2024 and December 31, 2023, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Note 7. Unitholders’ Capital

Transactions in Unitholders’ capital were as follows:

	Three months ended June 30, 2024	Three months ended June 30, 2023

Units at beginning of period	647,099	120,000
Units issued	254,939	—
Units issued and outstanding at end of period	902,038	120,000

	Six months ended June 30, 2024	For the period January 18, 2023* to June 30, 2023
Units at beginning of period	551,497	—
Units issued	350,541	120,040
Units canceled	—	(40)
Units issued and outstanding at end of period	902,038	120,000

* Commencement of operations

SLR PRIVATE CREDIT BDC II LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

June 30, 2024

(in thousands, except unit amounts)

Note 8. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2024 and for the period January 18, 2023 (commencement of operations) to June 30, 2023:

	Six months ended June 30, 2024	For the period January 18, 2023* to June 30, 2023
Per Share Data: (a)
Net asset value per Unit, beginning of period	$15.66	$—
Net investment income (loss)	0.48	(5.68)
Net realized and unrealized gain (loss)	0.25**	(0.01)
Net increase (decrease) in Unitholders’ capital resulting from operations	0.73	(5.69)
Distributions to Unitholders:
From distributable earnings	(0.45)	—
Issuance of Units	—	25.00
Offering costs	—	(0.61)
Net asset value per Unit, end of period	$15.94	$18.70
Total Return (b)(c)	4.66%	(25.24%)
Unitholders’ capital, end of period	$14,375	$2,244
Units outstanding, end of period	902,038	120,000
Ratios to average net assets of Unitholders’ Capital (c):
Net investment income (loss)	3.04%	(26.11%)
Operating expenses	5.16%	21.83%
Interest and other credit facility expenses	10.52%	5.92%
Total expenses	15.68%	27.75%
Average debt outstanding	$18,426	$182
Portfolio turnover ratio	13.0%	0.2%

(a)
Calculated using the average Units outstanding method. Weighted average Units outstanding for the six months ended June 30, 2024 and for the period March 31, 2023 (date of first sale of Units to Unitholders) through June 30, 2023 were 655,329 and 120,000, respectively.
(b)
Calculated as the change in net asset value (“NAV”) per Unit during the period plus distributions declared per Unit, divided by the beginning NAV per Unit. Total return does not include a sales load. The beginning NAV per Unit was determined to be as of the date of the first sale of Units to Unitholders as management considers this to be the most meaningful disclosure for investors.
(c)
Not annualized for periods less than one year. Average net assets are calculated for the six months ended June 30, 2024 and for the period March 31, 2023 (date of first sale of Units to Unitholders) through June 30, 2023.

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

Report of Independent Registered Public Accounting Firm

To the Unitholders and Board of Directors

SLR Private Credit BDC II LLC:

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of assets and liabilities of SLR Private Credit BDC II LLC (and subsidiary) (the Company), including the consolidated schedule of investments, as of June 30, 2024, the related consolidated statements of operations and changes in unitholders’ capital for the three-month and six-month periods ended June 30, 2024 and the three-month period ended June 30, 2023 and for the period January 18, 2023 (commencement of operations) to June 30, 2023, the related consolidated statements of cash flows for the six-month period ended June 30, 2024 and for the period January 18, 2023 to June 30, 2023, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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

August 7, 2024

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
•
the ability of SLR Capital Partners, LLC (the “Adviser”) to locate suitable investments for us and to monitor and administer our investments;
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

Overview

SLR Private Credit BDC II LLC (the “Company”, “we”, “us” or “our”) was formed as a limited liability company under the laws of the State of Delaware on April 18, 2022 as an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a BDC and a RIC, we are required to comply with certain regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, RIC asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

The Adviser (or “SLR”) serves as the Company’s investment adviser pursuant to an investment management agreement with the Company (as amended, restated or otherwise modified from time to time, the “Investment Management Agreement”). Subject to the overall supervision of the Company’s Board of Directors (the “Board”), the Adviser is responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring the Company’s portfolio companies on an ongoing basis through a team of investment professionals.

At any time prior to the end of the Company’s term, subject to any requirements of the 1940 Act and applicable law, the Board may, without the approval of the holders of the Company’s units (“Units”), cause the Company (or any successor entity to the Company) to be merged with and into an affiliated entity that is regulated under the 1940 Act, whose securities are listed for trading on a national securities exchange, and that will have a total net asset value of at least $1 billion immediately after the closing of such merger, subject to any limitations under the 1940 Act (an “Exchange Listing”). Prior to an Exchange Listing, the Adviser has also been appointed to provide administrative and coordination services to the Company (in such capacity, the “Administrative Coordinator”). The Administrative Coordinator supervises or provides the Company’s administrative services, including operational trade support, net asset value calculations, financial reporting, fund accounting and registrar and transfer agent services. The Administrative Coordinator also provides assistance to the Adviser in connection with communicating with investors and other persons with respect to the Company.

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

Portfolio and Investment Activity

During the three months ended June 30, 2024, we invested $9.8 million across 15 portfolio companies. This compares to investing $1.1 million across 2 portfolio companies during the three months ended June 30, 2023. Investments sold or prepaid during the three months ended June 30, 2024 totaled $2.1 million. Investments sold or prepaid during the three months ended June 30, 2023 were de minimis.

At June 30, 2024, our portfolio consisted of 32 portfolio companies and was invested more than 99.9% directly in senior secured loans and less than 0.1% in warrants, versus 3 portfolio company invested 99.8% directly in senior secured loans and 0.2% in warrants at June 30, 2023, in each case measured at fair value.

At June 30, 2024 and June 30, 2023, 100% of our income producing investment portfolio was floating rate, measured at fair value.

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

Valuation of Portfolio Investments

In December 2020, the SEC adopted Rule 2a-5 under the 1940 Act addressing fair valuation of fund investments. The rule sets forth requirements for good faith determinations of fair value, as well as for the performance of fair value determinations, including related oversight and reporting obligations. The rule also defines “readily available market quotations” for purposes of the definition of “value” under the 1940 Act, and the SEC noted that this definition will apply in all contexts under the 1940 Act. The Company complies with the Rule 2a-5 valuation requirements.

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

Leverage

The Company is required to comply with the asset coverage requirements of the 1940 Act. The Company expects to employ leverage and otherwise expects to incur indebtedness with respect to its portfolio both on a recourse and non-recourse basis (including and potentially through guarantees, derivatives, forward commitments and reverse repurchase agreements), but will not exceed the maximum amount permitted by the 1940 Act. The Company is generally permitted, under specified conditions, to issue senior securities in amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after such issuance. In connection with the organization of the Company, the Adviser, as the initial Unitholder, has authorized the Company to adopt the 150% asset coverage ratio. In connection with their subscriptions for Units, our Unitholders are required to acknowledge the Company’s ability to operate with an asset coverage ratio that may be as low as 150%. The Company (either directly or through a wholly-owned subsidiary) may borrow under a commitment-based subscription credit facility and/or a revolving credit facility that is secured by the Company’s assets and, as a result, the Company will be exposed to the risks of leverage, which may be considered a speculative investment technique. See “Financial Condition, Liquidity and Capital Resources Debt” below for more information regarding the Company’s commitment-based subscription credit facility. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to the Adviser, will be borne by our Unitholders. As of June 30, 2024, the Company had $21.3 million of senior securities, for an asset coverage ratio of 167.5%.

Subsidiaries

We expect that any wholly-owned subsidiaries through which we make investments will be organized as corporations or limited liability companies and will not be registered under the 1940 Act. Such subsidiaries may be formed to obtain favorable tax benefits or to obtain financing on favorable terms due to their bankruptcy-remote characteristics. The Board has oversight responsibility for the Company’s investment activities, including the Company’s investment in subsidiaries, and the Company’s role as sole stockholder of any subsidiary. To the extent applicable to the investment activities of a subsidiary, the subsidiary would follow the same compliance policies and procedures as the Company. The Company would “look through” any such subsidiary to determine compliance with its investment policies, and would generally expect to consolidate any such wholly-owned subsidiary for purposes of the Company’s financial statements and compliance with the 1940 Act. Furthermore, the Company intends to comply with the current requirements under the Code and U.S. Treasury regulations for income derived from the Company’s investment in the subsidiary to be treated as “qualifying income” from which a RIC must derive at least 90% of its annual gross income. As of June 30, 2024, the Company held investments through one wholly-owned financing subsidiary, SLR Private Credit BDC II SPV LLC.

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

Results of Operations

Results are shown for the three and six months ended June 30, 2024, the three months ended June 30, 2023 and the period January 18, 2023 (commencement of operations) to June 30, 2023:

Investment Income

For the three and six months ended June 30, 2024, gross investment income totaled $1.1 million and $1.9 million, respectively. For the three months ended June 30, 2023 and the period January 18, 2023 (commencement of operations) to June 30, 2023, gross investment income totaled $42 thousand and $43 thousand, respectively. The increase in gross investment income for the year over year period was primarily due to an increase in the size of the income-producing portfolio.

Expenses

Expenses totaled $0.8 million and $1.6 million, respectively, for the three and six months ended June 30, 2024 of which $112 thousand and $212 thousand, respectively, were management fees and administration fees and $573 thousand and $1.1 million, respectively, were interest and other credit facility expenses. Administrative services, organization and other general and administrative expenses totaled $138 thousand and $320 thousand, respectively, for the three and six months ended June 30, 2024. Expenses totaled $410 thousand and $724 thousand for the three months ended June 30, 2023 and the period January 18, 2023 (commencement of operations) to June 30, 2023, of which $11 thousand and $11 thousand, respectively, were management fees and administration fees and $124 thousand and $154 thousand, respectively, were interest and other credit facility expenses. Administrative services, organization and other general and administrative expenses totaled $275 thousand and $559 thousand, respectively, for the three months ended June 30, 2023 and the period January 18, 2023 (commencement of operations) to June 30, 2023. Expenses generally consist of management fees, administration fees, performance-based incentive fees, administrative services fees, insurance, legal expenses, directors’ expenses, audit and tax expenses and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The comparative increase in expenses is generally due to increased borrowing to fund a larger portfolio, along with growth in fees deriving from the larger amount of capital drawn year over year, partially offset by the absence of non-recurring organizational and other start-up costs in the most recent periods.

Net Investment Income (Loss)

The Company’s net investment income totaled $237 thousand and $313 thousand, or $0.13 and $0.48 per average Unit, respectively, for the three and six months ended June 30, 2024. The Company’s net investment loss totaled $368 thousand and $681 thousand, or $3.07 and $5.68 per average Unit, respectively, for the three months ended June 30, 2023 and the period January 18, 2023 (commencement of operations) to June 30, 2023.

Net Realized Loss

The Company’s investment sales and prepayments for the three and six months ended June 30, 2024 were $2.1 million and $3.6 million, respectively. Net realized loss over the same periods was $0 and $1 thousand, respectively. The Company’s investment sales and prepayments for the three months ended June 30, 2023 and the period January 18, 2023 (commencement of operations) to June 30, 2023 were de minimis. Net realized loss over the same periods totaled $0.

Net Change in Unrealized Gain (Loss)

For the three and six months ended June 30, 2024, net change in unrealized gain on the Company’s assets totaled $100 thousand and $221 thousand, respectively. Net unrealized gain for the three months ended June 30, 2024 was primarily due to appreciation on our investments in Retina Midco, Inc., Crewline Buyer, Inc. and Outset Medical, Inc., among others, partially offset by depreciation on our investment in UVP Management, LLC, among others. Net unrealized gain for the six months ended June 30, 2024 was primarily due to appreciation on our investments in Retina Midco, Inc., Apex Service Partners, LLC and Crewline Buyer, Inc., among others, partially offset by depreciation on our investment in UVP Management, LLC, among others. For the three months ended June 30, 2023 and the period January 18, 2023 (commencement of operations) to June 30, 2023, net change in unrealized loss on the Company’s assets totaled $1 thousand and $1 thousand, respectively.

Net Increase (Decrease) in Unitholders’ Capital Resulting From Operations

For the three and six months ended June 30, 2024, the Company had a net increase in Unitholders’ capital resulting from operations of $337 thousand and $533 thousand, respectively. For the same periods, net income per average Unit was $0.48 and $0.81, respectively. For the three months ended June 30, 2023 and the period January 18, 2023 (commencement of operations) to June 30, 2023, the Company had a net decrease in Unitholders’ capital resulting from operations of $369 thousand and $682 thousand, respectively. For the same periods, net loss per average Unit was $3.08 and $5.69, respectively.

Financial Condition, Liquidity and Capital Resources

Our primary uses of cash are for (i) investments in portfolio companies and other investments to comply with certain portfolio RIC diversification requirements, (ii) the cost of operations (including paying the Adviser), (iii) debt service of any borrowings, and (iv) cash distributions to our Unitholders.

Equity

During the period January 18, 2023 (commencement of operations) to June 30, 2024, on a net basis, the Company sold and issued 902,038 Units at an average price of $17.07 per Unit, for net proceeds of $15.4 million. All of our outstanding Units were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. Unfunded equity capital commitments totaled $51.4 million at June 30, 2024.

Debt

SPV Facility—On December 12, 2023, the Company, through its wholly-owned subsidiary, SLR Private Credit BDC II SPV LLC (the “SPV”), entered into a $25 million revolving credit facility with Citibank, N.A. acting as administrative agent (the “SPV Facility”). The stated interest rate on the SPV Facility is Term SOFR plus 2.80% with no SOFR floor requirement, and the final maturity date is December 12, 2028. The fee on undrawn commitments is currently 0.50%. The SPV Facility is secured by all of the assets held by the SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV also includes usual and customary events of default for credit facilities of this nature. As of June 30, 2024, there were $8.2 million of borrowings outstanding under the SPV Facility.

Subscription Facility—On March 20, 2023, the Company established a $25 million revolving credit facility with ING Capital LLC as administrative agent and lender (the “Subscription Facility”). The stated interest rate on the Subscription Facility is SOFR plus 2.75-3.00%, and the current stated maturity date is March 20, 2025. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of June 30, 2024, there were $13.1 million of borrowings outstanding under the Subscription Facility.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose are excluded for purposes of computing the asset base upon which the management fee is determined. We held no cash equivalents as of June 30, 2024.

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

A summary of our significant contractual payment obligations is as follows as of June 30, 2024:

Payments due by Period as of June 30, 2024 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit facilities (1)	$21.3	$13.1	$—	$8.2	$—

(1)
At June 30, 2024, we had a total of $28.7 million of unused borrowing capacity under our credit facilities, subject to borrowing base limits.

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

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
(in millions)
AMF Levered II, LLC	$1.6	$3.1
Cerapedics, Inc.	1.5	1.5
Southern Orthodontics Partners Management, LLC	1.5	—
OIS Management Services, LLC	1.2	1.4
AAH Topco, LLC	1.0	1.8
Human Interest, Inc.	1.0	1.0
Western Veterinary Partners LLC	1.0	—
World Insurance Associates, LLC	0.8	0.8
Legacy Service Partners, LLC	0.8	1.2
CVAUSA Management, LLC	0.7	0.7
SPR Therapeutics, Inc.	0.5	—
Quantcast Corporation	0.4	—
West-NR Parent, Inc.	0.4	0.4
The Townsend Company, LLC	0.2	0.3
United Digestive MSO Parent, LLC	0.2	0.3
Vertos Medical, Inc.	0.2	0.2
Medrina, LLC	0.2	0.2
Crewline Buyer, Inc.	0.1	0.1
Exactcare Parent, Inc.	0.1	0.1
WCI-BXC Purchaser, LLC	0.1	0.1
Apex Service Partners, LLC	0.1	0.3
MRI Software LLC	0.1	0.1
UVP Management, LLC	0.1	0.2
Outset Medical, Inc.	—	3.1
Retina Midco, Inc.	—	0.8
Ardelyx, Inc.	—	0.7
Alkeme Intermediary Holdings, LLC	—	0.7
Peter C. Foy & Associates Insurance Services, LLC	—	0.4
Toptal, LLC	—	0.3
Total Commitments	$13.8	$19.8

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the respective portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of June 30, 2024 and December 31, 2023, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

Distributions

Tax characteristics of all distributions will be reported to Unitholders on Form 1099 after the end of the calendar year. Future quarterly distributions, if any, will be determined by our Board. We expect that our distributions to Unitholders will generally be from accumulated net investment income, net realized capital gains or non-taxable return of capital, if any, as applicable.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Uncertainty with respect to rising interest rates, inflationary pressures, risks in respect of a failure to increase the U.S. debt ceiling or a downgrade in the U.S. credit rating, the war between Ukraine and Russia, certain regional bank failures, an inflationary environment, the ongoing war in the Middle East and health epidemics and pandemics introduced significant volatility in the financial markets, and the effects of this volatility have materially impacted and could continue to materially impact our market risks. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In a low interest rate environment, including a reduction of SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such as the current economic environment, such difference could potentially increase thereby increasing our net investment income. During the six months ended June 30, 2024, certain investments in our investment portfolio had floating interest rates. These floating rate investments were primarily based on floating SOFR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have floors. The Company also has revolving credit facilities that are generally based on floating SOFR. Assuming no changes to our balance sheet as of June 30, 2024 and no new defaults by portfolio companies, a hypothetical one percent decrease in SOFR on our comprehensive floating rate assets and liabilities would decrease our net investment income by approximately thirteen cents per average Unit over the next twelve months. Assuming no changes to our balance sheet as of June 30, 2024 and no new defaults by portfolio companies, a hypothetical one percent increase in SOFR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately fourteen cents per average Unit over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At June 30, 2024, we have no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in SOFR	(1.00%)	1.00%
Increase (Decrease) in Net Investment Income Per Unit Per Year	$(0.13)	$0.14

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2024 (the end of the period covered by this report), our management, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our management, including the Co-Chief Executive Officers and Chief Financial Officer, concluded, as of June 30, 2024, that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the second quarter of 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the February 27, 2024 filing of our Annual Report on Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the six months ended June 30, 2024 to the risk factors discussed in “Risk Factors” in the February 27, 2024 filing of our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities other than those already disclosed in certain Form 8-Ks filed with the SEC.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Certificate of Formation(1)
3.2	Amended and Restated Limited Liability Company Agreement(2)
4.1	Form of Subscription Agreement(1)
31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents*
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*

* Filed herewith.

** Furnished herewith.

(1)
Previously filed as an exhibit to the Registrant’s Registration Statement on Form 10 (File No. 000-56518) filed with the SEC on February 1, 2023.
(2)
Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56518) filed with the SEC on March 31, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 7, 2024.

SLR PRIVATE CREDIT BDC II LLC

By:	/s/ MICHAEL S. GROSS
Michael S. Gross Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRUCE J. SPOHLER
Bruce J. Spohler Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ SHIRAZ Y. KAJEE
Shiraz Y. Kajee Chief Financial Officer (Principal Financial and Accounting Officer)