Form 10-Q
period 2024-09-30
SLR Private Credit BDC II LLC
filed 2024-11-06
CIK 1932591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2024

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

As of September 30, 2024, there was no established public market for the registrant’s units. The issuer had 902,038 units outstanding as of November 4, 2024.

SLR PRIVATE CREDIT BDC II LLC

FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2024

	Index	Page No.
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Assets and Liabilities as of September 30, 2024 (unaudited) and December 31, 2023	3
	Consolidated Statements of Operations for the three and nine months ended September 30, 2024 (unaudited), the three months ended September 30, 2023 (unaudited) and the period January 18, 2023* to September 30, 2023 (unaudited)	4
	Consolidated Statements of Changes in Unitholders’ Capital for the three and nine months ended September 30, 2024 (unaudited), the three months ended September 30, 2023 (unaudited) and the period January 18, 2023* to September 30, 2023 (unaudited)	5
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 (unaudited) and the period January 18, 2023* to September 30, 2023 (unaudited)	6
	Consolidated Schedule of Investments as of September 30, 2024 (unaudited)	7
	Consolidated Schedule of Investments as of December 31, 2023	10
	Notes to Consolidated Financial Statements (unaudited)	12
	Report of Independent Registered Public Accounting Firm	27
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4.	Controls and Procedures	40
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults Upon Senior Securities	42
Item 4.	Mine Safety Disclosures	42
Item 5.	Other Information	42
Item 6.	Exhibits	42
SIGNATURES		44

* Commencement of operations

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us”, and “our” refer to SLR Private Credit BDC II LLC unless the context states otherwise.

Item 1. Financial Statements

SLR PRIVATE CREDIT BDC II LLC

Consolidated Statements of Assets and Liabilities

(in thousands, except unit amounts)

	September 30, 2024 (unaudited)	December 31, 2023
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost: $37,516 and $21,560, respectively)	$38,123	$21,654
Cash	1,205	323
Cash equivalents (cost: $0 and $4,960, respectively)	—	4,960
Interest receivable	334	138
Receivable for investments sold	20	—
Prepaid expenses	3	16
Total assets	$39,685	$27,091
Liabilities
Revolving credit facility due March 2025 (the “Subscription Facility”) ($13,100 and $11,400 face amounts, respectively, reported net of unamortized debt issuance costs of $131 and $320, respectively. See note 5)	$12,969	$11,080
Revolving credit facility due December 2028 (the “SPV Facility”) ($11,100 and $2,000 face amounts, respectively, reported net of unamortized debt issuance costs of $402 and $346, respectively. See note 5)	10,698	1,654
Payable for cash equivalents purchased	—	4,960
Management fee payable (see note 3)	384	138
Administration fee payable (see note 3)	7	3
Interest payable (see note 5)	311	85
Other liabilities and accrued expenses	521	536
Total liabilities	$24,890	$18,456
Commitments and contingencies (see note 6)
Unitholders’ Capital
Common Unitholders’ capital (902,038 and 551,497 units, respectively, issued and outstanding)	14,631	9,131
Accumulated distributable net earnings (loss)	164	(496)
Total unitholders’ capital	$14,795	$8,635
Total liabilities and unitholders’ capital	$39,685	$27,091
Net asset value per unit	$16.40	$15.66

See notes to consolidated financial statements.

SLR PRIVATE CREDIT BDC II LLC

Consolidated Statements of Operations (unaudited)

(in thousands, except unit amounts)

	Three months ended
	September 30, 2024	September 30, 2023	Nine months ended September 30, 2024	For the period January 18, 2023* to September 30, 2023
Investment Income:
Interest income from non-controlled/non-affiliated investments	$1,160	$131	$2,997	$174
Other income from non-controlled/non-affiliated investments	64	—	155	—
Total investment income	1,224	131	3,152	174
Expenses:
Management fees (see note 3)	$107	$47	$308	$58
Administration fees (see note 3)	7	1	18	1
Interest and other credit facility expenses (see note 5)	618	187	1,701	341
Organizational expenses	—	—	—	131
Other general and administrative expenses	155	215	475	643
Total expenses	887	450	2,502	1,174
Net investment income (loss)	$337	$(319)	$650	$(1,000)
Realized and unrealized gain (loss) on investments and cash equivalents:
Net realized gain (loss) on non-controlled/non-affiliated investments and cash equivalents	$4	$—	$3	$—
Net change in unrealized gain (loss) on non-controlled/non-affiliated investments	292	17	513	16
Net realized and unrealized gain (loss) on non-controlled/non-affiliated investments and cash equivalents	296	17	516	16
Net Increase (Decrease) in Unitholders’ Capital Resulting From Operations	$633	$(302)	$1,166	$(984)
Net Income (Loss) Per Unit	$0.70	$(2.42)	$1.58	$(8.04)

* Commencement of operations

See notes to consolidated financial statements.

SLR PRIVATE CREDIT BDC II LLC

Consolidated Statements of Changes in Unitholders’ Capital (unaudited)

(in thousands, except unit amounts)

	Three months ended
	September 30, 2024	September 30, 2023	Nine months ended September 30, 2024	For the period January 18, 2023* to September 30, 2023
Increase (decrease) in unitholders’ capital resulting from operations:
Net investment income (loss)	$337	$(319)	$650	$(1,000)
Net realized gain (loss)	4	—	3	—
Net change in unrealized gain (loss)	292	17	513	16
Net increase (decrease) in unitholders’ capital resulting from operations	633	(302)	1,166	(984)
Distributions to unitholders:
From distributable earnings	(213)	—	(506)	—
Net distributions to unitholders	(213)	—	(506)	—
Increase (decrease) in unitholders’ capital resulting from capital activity:
Contributions	—	3,500	5,500	6,501
Less offering costs	—	(2)	—	(76)
Cancellation of initial units	—	—	—	(1)
Net increase in unitholders’ capital resulting from capital activity	—	3,498	5,500	6,424
Total increase in unitholders’ capital	420	3,196	6,160	5,440
Unitholders’ capital, beginning of period	14,375	2,244	8,635	—
Unitholders’ capital, end of period	$14,795	$5,440	$14,795	$5,440
Capital unit activity (see note 7):
Units issued	—	217,661	350,541	337,701
Units canceled	—	—	—	(40)
Net increase from capital unit activity	—	217,661	350,541	337,661

* Commencement of operations

See notes to consolidated financial statements.

SLR PRIVATE CREDIT BDC II LLC

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine months ended September 30, 2024	For the period January 18, 2023* to September 30, 2023
Cash Flows from Operating Activities:
Net increase (decrease) in unitholders’ capital resulting from operations	$1,166	$(984)
Adjustments to reconcile net increase (decrease) in unitholders’ capital resulting from operations to net cash provied by (used in) operating activities:
Net realized (gain) loss on investments and cash equivalents	(3)	—
Net change in unrealized gain on investments	(513)	(16)
Deferred financing costs amortization	298	157
Net accretion of discount on investments	(126)	(5)
(Increase) decrease in operating assets:
Purchase of investments	(22,701)	(7,370)
Proceeds from disposition of investments	6,897	13
Capitalization of payment-in-kind income	(23)	—
Interest receivable	(196)	(30)
Receivable for investments sold	(20)	—
Prepaid expenses	13	(40)
Increase (decrease) in operating liabilities:
Payable for cash equivalents purchased	(4,960)	2,978
Management fee payable	246	58
Administration fee payable	4	1
Interest payable	226	50
Other liabilities and accrued expenses	(15)	204
Net Cash Used in Operating Activities	(19,707)	(4,984)
Cash Flows from Financing Activities:
Contributions from unitholders	5,500	6,501
Cash distributions paid	(506)	—
Offering costs	—	(76)
Cancellation of units	—	(1)
Proceeds from borrowings	23,535	6,907
Repayments of borrowings	(12,900)	(1,750)
Net Cash Provided by Financing Activities	15,629	11,581
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,078)	6,597
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,283	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,205	$6,597
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,177	$291

* Commencement of operations

See notes to consolidated financial statements.

SLR PRIVATE CREDIT BDC II LLC

Consolidated Schedule of Investments (unaudited)

September 30, 2024

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (2)	Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 257.7%
AAH Topco., LLC(4)	Diversified Consumer Services	S+525	0.75%	10.20%	1/30/2024	12/22/2027	$763	$749	$763
Accession Risk Management Group, Inc.(4)	Insurance	S+475	0.75%	9.35%	12/4/2023	11/1/2029	1,591	1,586	1,591
Alkeme Intermediary Holdings, LLC(4)	Insurance	S+575	1.00%	10.35%	9/20/2023	10/28/2026	2,170	2,123	2,127
Apex Service Partners, LLC(4)	Diversified Consumer Services	S+650	1.00%	11.36%	10/27/2023	10/24/2030	1,380	1,348	1,393
Ardelyx, Inc.(4)(5)	Pharmaceuticals	S+425	4.70%	9.45%	3/1/2024	3/1/2027	750	755	758
Cerapedics, Inc.(4)	Biotechnology	S+620	2.75%	11.31%	10/3/2023	1/1/2028	1,276	1,282	1,283
Crewline Buyer, Inc.(4)	IT Services	S+675	1.00%	11.35%	11/8/2023	11/8/2030	1,171	1,145	1,171
CVAUSA Management, LLC(4)	Health Care Providers & Services	S+650	1.00%	11.12%	5/22/2023	5/22/2029	1,175	1,145	1,175
Exactcare Parent, Inc.(4)	Health Care Providers & Services	S+550	1.00%	10.73%	11/3/2023	11/5/2029	740	722	740
Eyesouth Eye Care Holdco LLC(4)	Health Care Providers & Services	S+550	1.00%	10.80%	4/1/2024	10/5/2029	611	600	611
FE Advance, LLC(4)	Diversified Financial Services	S+650	1.00%	11.71%	7/30/2024	7/30/2027	1,168	1,146	1,145
Human Interest, Inc.	Internet Software & Services	S+735	1.00%	12.27%	9/23/2024	7/1/2027	1,032	1,001	1,032
Legacy Service Partners, LLC	Diversified Consumer Services	S+575	1.00%	10.50%	3/18/2024	1/9/2029	646	631	646
Medrina, LLC(4)	Health Care Providers & Services	S+600	1.00%	11.55%	10/20/2023	10/20/2029	551	539	551
MRI Software, LLC(4)	Software	S+475	1.00%	9.35%	12/19/2023	2/10/2027	1,579	1,577	1,579
Nexus Intermediate III, LLC	Professional Services	S+550	0.75%	10.69%	8/16/2024	12/6/2027	210	207	207
OIS Management Services, LLC(4)	Health Care Providers & Services	S+475	0.75%	9.35%	12/29/2023	11/16/2028	2,081	2,050	2,061
ONS MSO, LLC(4)	Health Care Providers & Services	S+575	1.00%	10.60%	4/26/2024	7/8/2026	1,506	1,493	1,506
Outset Medical, Inc.(4)	Health Care Equipment & Supplies	S+515	2.75%	10.32%	1/2/2024	11/1/2027	3,113	3,122	3,292
Peter C. Foy & Associates Insurance Services, LLC(4)	Insurance	S+650	0.75%	11.35%	7/19/2023	11/1/2028	374	368	374
Quantcast Corporation(4)	Commercial Services & Supplies	S+525	2.00%	10.27%	6/14/2024	6/14/2029	590	583	590
Retina Midco, Inc.(4)	Health Care Providers & Services	S+575	1.00%	10.86%	12/18/2023	1/31/2026	3,059	3,016	3,059
Southern Orthodontic Partners Management, LLC(4)	Health Care Providers & Services	S+550	1.00%	10.10%	5/17/2024	7/27/2026	317	314	317
SPR Therapeutics, Inc.(4)	Health Care Technology	S+515	4.00%	10.32%	1/30/2024	2/1/2029	399	399	411
The Townsend Company, LLC(4)	Commercial Services & Supplies	S+625	1.00%	11.10%	8/21/2023	8/15/2029	792	775	792
Ultimate Baked Goods Midco LLC(4)	Packaged Foods & Meats	S+550	1.00%	10.66%	6/13/2024	8/13/2027	1,945	1,936	1,945
United Digestive MSO Parent, LLC(4)	Health Care Providers & Services	S+650	1.00%	11.25%	3/30/2023	3/30/2029	700	683	700
UVP Management, LLC(4)	Health Care Providers & Services	S+625	1.00%	11.00%	9/18/2023	9/15/2025	1,122	1,107	1,122
WCI-BXC Purchaser, LLC(4)	Distributors	S+625	0.75%	11.48%	11/6/2023	11/6/2030	664	649	664
Western Veterinary Partners LLC(4)	Diversified Consumer Services	S+500	1.00%	9.60%	1/19/2024	10/29/2027	2,148	2,119	2,148
West-NR Parent, Inc.(4)	Insurance	S+625	1.00%	10.95%	8/1/2023	12/27/2027	917	903	917
World Insurance Associates, LLC(4)	Insurance	S+600	1.00%	10.39%	10/20/2023	4/3/2028	1,453	1,443	1,453
Total Bank Debt/Senior Secured Loans								$37,516	$38,123
Total Investments(3)— 257.7%								$37,516	$38,123
Liabilities in Excess of Other Assets — (157.7%)									(23,328)
Net Assets — 100.0%									$14,795

(1)
Floating rate debt investments typically bear interest at a rate determined by reference to either the Secured Overnight Financing Rate (“SOFR”) or the prime index rate (“PRIME” or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment, the Company has provided the current interest rate in effect as of September 30, 2024.

See notes to consolidated financial statements.

SLR PRIVATE CREDIT BDC II LLC

Consolidated Schedule of Investments (unaudited) (continued)

September 30, 2024

(in thousands, except share/unit amounts)

(2)
Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the SOFR or PRIME rate. These instruments are often subject to a SOFR or PRIME rate floor.
(3)
Aggregate net unrealized appreciation for U.S. federal income tax purposes is $140; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $608 and $468, respectively, based on a tax cost of $37,983. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.
(4)
Indicates an investment that is wholly or partially held by the Company through its wholly-owned financing subsidiary SLR Private Credit BDC II SPV LLC (the “SPV”). Such investments are pledged as collateral under the SPV Facility (see Note 5 to the consolidated financial statements) and are not generally available to creditors, if any, of the Company.
(5)
Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of September 30, 2024, on a fair value basis, non-qualifying assets in our portfolio represented 1.9% of the total assets of the Company.

See notes to consolidated financial statements.

SLR PRIVATE CREDIT BDC II LLC

Consolidated Schedule of Investments (unaudited) (continued)

September 30, 2024

(in thousands, except share/unit amounts)

Industry Classification	Percentage of Total Investments (at fair value) as of September 30, 2024
Health Care Providers & Services	31.1%
Insurance	17.0%
Diversified Consumer Services	13.0%
Health Care Equipment & Supplies	8.6%
Packaged Foods & Meats	5.1%
Software	4.1%
Commercial Services & Supplies	3.6%
Biotechnology	3.4%
IT Services	3.1%
Diversified Financial Services	3.0%
Internet Software & Services	2.7%
Pharmaceuticals	2.0%
Distributors	1.7%
Health Care Technology	1.1%
Professional Services	0.5%
Total Investments	100.0%

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

(1)
Floating rate debt investments typically bear interest at a rate determined by reference to either the Secured Overnight Financing Rate or the prime index rate, and which typically reset monthly, quarterly or semi-annually. For each debt investment the Company has provided the current interest rate in effect as of December 31, 2023.
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

SLR PRIVATE CREDIT BDC II LLC

Notes to Consolidated Financial Statements (unaudited)

September 30, 2024

(in thousands, except unit amounts)

Note 1. Organization

SLR Private Credit BDC II LLC (the “Company”, “we”, “us” or “our”) was formed as a limited liability company under the laws of the State of Delaware on April 18, 2022 as an externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Furthermore, as the Company is an investment company, it applies the guidance in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946. In addition, for U.S. federal income tax purposes, the Company has elected to be treated, and intends to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a BDC and a RIC, the Company is required to comply with certain regulatory requirements. The Company was formed primarily to provide investors with attractive long-term returns through investments made pursuant to the investment strategy of the Company described below. SLR Capital Partners, LLC (the “Adviser” or “SLR”) serves as the Company’s investment adviser pursuant to an investment management agreement with the Company (as amended, restated or otherwise modified from time to time, the “Investment Management Agreement”). The fiscal year end of the Company is December 31.

In connection with the Company’s formation, the Company issued and sold 40 of the Company’s units (“Units”) to the Adviser (the “Initial Unitholder”), which were acquired for an initial capital contribution of $1 on January 18, 2023 in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). As of September 30, 2024, the Company has closed on $66,780 in capital commitments. The Company’s initial drawdown occurred on March 31, 2023 with the sale and issuance of Units at an aggregate purchase price of $3,000 or $25.00 per Unit. Prior to the issuance of Units on March 31, 2023, the Initial Unitholder’s initial seed capital was withdrawn from the Company and its Units were canceled. As of September 30, 2024, $15,400 of capital commitments were drawn and $51,380 were unfunded.

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

September 30, 2024

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

September 30, 2024

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

Investments in all asset classes will be valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946 may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the nine months ended September 30, 2024, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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
(d)
The Company records dividend income and interest, adjusted for amortization of premium and accretion of discount, on an accrual basis. Loan origination fees, original issue discount, and market discounts are capitalized, and we amortize such amounts into income using the effective interest method. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. We record call premiums on loans repaid as interest income when we receive such amounts. Capital structuring fees, amendment fees, consent fees, and any other non-recurring fee income, as well as management fees and other fee income for services rendered, if any, are recorded as other income when earned.
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

September 30, 2024

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

Note 3. Agreements and Related Party Transactions

Pursuant to the Investment Management Agreement we have entered into with the Adviser, we intend to pay the Adviser certain management and incentive fees prior to and following an Exchange Listing. Prior to an Exchange Listing, the Adviser has been appointed to provide administrative and coordination services to the Company (in such capacity, the “Administrative Coordinator”). The Company will pay an administration fee to the Administrative Coordinator for such administrative and coordination services. Following an Exchange Listing, we intend to enter into a separate administration agreement with an affiliate pursuant to which

SLR PRIVATE CREDIT BDC II LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2024

(in thousands, except unit amounts)

administrative services would be provided to the Company, as described further below. The cost of the base management fee, the incentive fee and the administration fee will ultimately be borne by our Unitholders.

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

SLR PRIVATE CREDIT BDC II LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2024

(in thousands, except unit amounts)

(B) Second, Unitholder Preferred Return: 100% of all remaining Disposition Proceeds to Unitholders until they have each received cumulative distributions of Investment Proceeds, without duplication, pursuant to this clause (B) and clause (D) below and clauses (ii)(A) and (ii)(C) below equal to 6% per annum, compounded annually, on Unitholders’ capital contributions to the Company (including amounts contributed to pay Pre-Exchange Listing Management Fees, Pre-Exchange Listing Administration Fees, Organizational Expenses and other Company expenses), determined on the basis of all capital contributions made by such Unitholder and considering all distributions (including the subject distribution) under this “—Pre-Exchange Listing Incentive Fee” made to such Unitholder (computed from the dates that such capital contributions were due (or, if actually made later, the date on which such capital contributions were actually made) until the date that the Company, in its sole discretion, designates distributable cash as available for distribution or, if no such designation is made, the occurrence of an Event of Dissolution, as defined in the LLC Agreement) (the “Preferred Return”);

(C) Third, Adviser Catch Up: 100% of all remaining Disposition Proceeds to the Adviser as a Pre-Exchange Listing Incentive Fee, until the Adviser has received payments of Investment Proceeds with respect to Unitholders pursuant to this clause (C) and clause (ii)(B) below equal to 10% of the total amounts due to Unitholders and earned by the Adviser pursuant to clause (B) above and this clause (C) and clauses (ii)(A) and (ii)(B) below; and

(D) Fourth, 90%/10%: 90% of all remaining Disposition Proceeds to Unitholders and 10% of all remaining Disposition Proceeds to the Adviser as a Pre-Exchange Listing Incentive Fee.

In no event will the Adviser receive amounts of Pre-Exchange Listing Incentive Fees under clauses (i)(C) and (i)(D) above in excess of the percentage of the Disposition Proceeds actually distributed to Unitholders pursuant to clauses (i)(B), (i)(C) and (i)(D) above.

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

(ii) Current Proceeds apportioned to Unitholders shall be divided between and distributed to Unitholders, on the one hand, and paid to the Adviser as a Pre-Exchange Listing Incentive Fee, on the other hand, in the following amounts and order of priority:

(A) First, Unitholder Preferred Return: 100% of all Current Proceeds to Unitholders until Unitholders have received cumulative distributions of Investment Proceeds, without duplication, pursuant to this clause (A) and clause (C) below and pursuant to clauses (i)(B) and clause (i)(D) above equal to the Preferred Return;

(B) Second, Adviser Catch Up: 100% of all remaining Current Proceeds to the Adviser as a Pre-Exchange Listing Incentive Fee until the Adviser has received payments of Investment Proceeds with respect to Unitholders pursuant to this clause (B) and clause (i)(C) above equal to 10% of the total amounts due to Unitholders and earned by the Adviser pursuant to clause (A) above and this clause (B) and pursuant to clauses (i)(B) and clause (i)(C) above; and

(C) Third, 90%/10%: 90% of all remaining Current Proceeds to Unitholders and 10% of all remaining Current Proceeds to the Adviser as a Pre-Exchange Listing Incentive Fee.

In no event will the Adviser receive amounts of Pre-Exchange Listing Incentive Fees under clauses (ii)(B) and (ii)(C) above in excess of the percentage of the Current Proceeds actually distributed to Unitholders pursuant to clauses (ii)(A), (ii)(B) and (ii)(C) above.

Post-Exchange Listing Incentive Fee. Following an Exchange Listing, the Company will pay an incentive fee to the Adviser consisting of two parts, as follows (the “Post-Exchange Listing Incentive Fee” and, together with the Pre-Exchange Listing Incentive Fee, the “Incentive Fee”):

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

September 30, 2024

(in thousands, except unit amounts)

agreement, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the Post-Exchange Listing Incentive Fee).
b.
Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding calendar quarter, will be compared to a “hurdle rate” of 1.75% per quarter (7.00% annualized). The Company’s Pre-Incentive Fee Net Investment Income used to calculate this part of the Post-Exchange Listing Incentive Fee is also included in the amount of its gross assets used to calculate the 1.50% Post-Exchange Listing Management Fee.
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

(ii) Capital Gains Fee. The second part of the Post-Exchange Listing Incentive Fee, the “Capital Gains Fee”, will be determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement as set forth below), commencing as of the end of the first fiscal year following an Exchange Listing, and will equal 20.0% of the Company’s realized capital gains, if any, on a cumulative basis through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation as of each fiscal year end, less the amount of any previously paid capital gain Post-Exchange Listing Incentive Fees, with respect to the Company; provided that the Post-Exchange Listing Incentive Fee determined as of the end of the fiscal year in which an Exchange Listing is completed will be calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation. In the event that the Investment Management Agreement will terminate as of a date that is not a calendar year end, the termination date will be treated as though it were a calendar year end for purposes of calculating and paying a Capital Gains Fee.

Administration Fees and Expenses

Pre-Exchange Listing Administration Fees. The Company will pay SLR, in its capacity as the Administrative Coordinator, a fee (the “Pre-Exchange Listing Administration Fee” or “Administration Fee” ), calculated as of the close of business in New York, New York on the last day of each calendar quarter (the “Administration Fee Calculation Date”), in an amount equal to 0.08% per annum of the average Cost Basis (defined as, as of any date, the aggregate accreted and amortized cost of all Portfolio Investments, including (i) any amounts reinvested in Portfolio Investments and (ii) the cost of Portfolio Investments acquired using leverage), as measured on the last day of the preceding quarter and the last day of the current quarter for the period ended and payable quarterly in arrears after such Administration Fee Calculation Date. The Pre-Exchange Listing Administration Fee will not offset any fees paid to the Adviser. The Administrative Coordinator will be responsible for all expenses of its own staff responsible for (i) certain on-going, routine,

SLR PRIVATE CREDIT BDC II LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2024

(in thousands, except unit amounts)

non-investment-related administrative services for the Company, (ii) the coordination of various third-party services needed or required by the Company and (iii) certain Unitholder servicing functions.

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

For the three and nine months ended September 30, 2024, the Company incurred $107 and $308, respectively, in Management Fees, $7 and $18, respectively, in Administration Fees and $0 and $0, respectively, in Incentive Fees. For the three months ended September 30, 2023 and the period January 18, 2023 (commencement of operations) to September 30, 2023, the Company incurred $47 and $58, respectively, in Management Fees, $1 and $1, respectively, in Administration Fees and $0 and $0, respectively, in Incentive Fees.

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

The Adviser or Administrative Coordinator and/or their affiliates have advanced organizational and offering expenses to the Company, which include organizational fees, costs, expenses and liabilities of the Company, including legal expenses, incurred in connection with the initial offering of Units and the formation and establishment of the Company (the “Organizational Expenses”). The Adviser or Administrative Coordinator (or such affiliate) will be reimbursed by the Company for such advanced costs and expenses in an amount not to exceed $500. The Company will be responsible for and pay (or reimburse) the Organizational Expenses subject to the cap described in the preceding sentence. Accordingly, in 2023, $76 of offering expenses were charged to capital and $131 of organizational costs were expensed.

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

September 30, 2024

(in thousands, except unit amounts)

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

Gains and losses for assets and liabilities categorized within the Level 3 tables below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3).

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

The following tables present the balances of assets measured at fair value on a recurring basis, as of September 30, 2024 and December 31, 2023:

Fair Value Measurements

As of September 30, 2024

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$38,123	$38,123
Total Investments	$—	$—	$38,123	$38,123

Fair Value Measurements
As of December 31, 2023

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$21,651	$21,651
Warrants	—	—	3	3
Total Investments	$—	$—	$21,654	$21,654

SLR PRIVATE CREDIT BDC II LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2024

(in thousands, except unit amounts)

While the Company has not made an election to apply the fair value option of accounting to any of its debt obligations, if the Company’s debt obligations were carried at fair value at September 30, 2024, the fair value of the SPV Facility and the Subscription Facility would be $11,100 and $13,100, respectively. All debt obligations would be considered Level 3 liabilities and would be valued with market yield as the unobservable input.

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

The following tables provide a summary of the changes in fair value of Level 3 assets for the three and nine months ended September 30, 2024, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at September 30, 2024:

	Bank Debt/Senior Secured Loans	Warrants	Total
Fair value, June 30, 2024	$34,886	$3	$34,889
Total gains or losses included in earnings:
Net realized gain	—	4	4
Net change in unrealized gain	293	—	293
Purchase of investment securities*	6,246	—	6,246
Proceeds from dispositions of investment securities	(3,302)	(7)	(3,309)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Fair value, September 30, 2024	$38,123	$—	$38,123
Unrealized gains for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain	$295	$—	$295

	Bank Debt/Senior Secured Loans	Warrants	Total
Fair value, December 31, 2023	$21,651	$3	$21,654
Total gains or losses included in earnings:
Net realized gain	—	4	4
Net change in unrealized gain	513	—	513
Purchase of investment securities*	22,850	—	22,850
Proceeds from dispositions of investment securities	(6,891)	(7)	(6,898)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Fair value, September 30, 2024	$38,123	$—	$38,123
Unrealized gains for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain	$516	$—	$516

SLR PRIVATE CREDIT BDC II LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2024

(in thousands, except unit amounts)

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

SLR PRIVATE CREDIT BDC II LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2024

(in thousands, except unit amounts)

Quantitative information about the Company’s Level 3 asset fair value measurements as of September 30, 2024 and December 31, 2023 is summarized in the tables below:

	Asset or Liability	Fair Value at September 30, 2024	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$38,123	Income Approach	Market Yield	9.5% - 14.5% (11.4%)

	Asset or Liability	Fair Value at December 31, 2023	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$21,651	Income Approach	Market Yield	11.1% - 17.6% (12.5%)
Warrants	Asset	$3	Market Approach	Volatility	18.9% - 18.9% (18.9%)

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

Note 5. Debt

SPV Facility—On December 12, 2023, the Company, through its wholly-owned subsidiary, SLR Private Credit BDC II SPV LLC, entered into the $25,000 SPV Facility with Citibank, N.A. acting as administrative agent. Effective with an amendment on July 10, 2024, the stated interest rate on the SPV Facility is Term SOFR plus 2.70% with no SOFR floor requirement, and the final maturity date is December 12, 2028. The fee on undrawn commitments is currently 0.50%. The SPV Facility is secured by all of the assets held by the SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV Facility also includes usual and customary events of default for credit facilities of this nature. As of September 30, 2024, there were $11,100 of borrowings outstanding under the SPV Facility.

Subscription Facility—On March 20, 2023, the Company established the $25,000 Subscription Facility due March 20, 2025 with ING Capital LLC, as administrative agent and lender. The stated interest rate on the Subscription Facility is SOFR plus 2.75-3.00%. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of September 30, 2024, there were $13,100 of borrowings outstanding under the Subscription Facility.

The average annualized interest cost for borrowings for the nine months ended September 30, 2024 and the period March 20, 2023 (commencement of the Subscription Facility) to December 31, 2023 was 8.28% and 8.42%, respectively. These costs are exclusive of other credit facility expenses such as unused fees. The maximum amount borrowed on the credit facilities during the nine months ended September 30, 2024 and the period March 20, 2023 (commencement of the Subscription Facility) to December 31, 2023 was $24,200 and $13,400, respectively.

SLR PRIVATE CREDIT BDC II LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2024

(in thousands, except unit amounts)

Note 6. Commitments and Contingencies

The Company had unfunded debt commitments to various revolving and delayed-draw term loans. The total amount of these unfunded commitments as of September 30, 2024 and December 31, 2023 was $14,786 and $19,793, respectively, comprised of the following:

	September 30, 2024	December 31, 2023
Arcutis Biotherapeutics, Inc.	$3,171	$—
Plastic Management, LLC	2,186	—
Southern Orthodontics Partners Management, LLC	1,486	—
Cerapedics, Inc.	1,064	1,489
AAH Topco, LLC	1,036	1,802
Western Veterinary Partners LLC	884	—
CVAUSA Management, LLC	741	741
Legacy Service Partners, LLC	588	1,237
World Insurance Associates, LLC	579	852
SPR Therapeutics, Inc.	499	—
Quantcast Corporation	418	—
West-NR Parent, Inc.	387	395
FE Advance, LLC	270	—
The Townsend Company, LLC	263	261
United Digestive MSO Parent, LLC	255	273
OIS Management Services, LLC	224	1,362
Medrina, LLC	190	190
Alkeme Intermediary Holdings, LLC	131	668
Crewline Buyer, Inc.	122	122
Exactcare Parent, Inc.	81	81
WCI-BXC Purchaser, LLC	76	77
MRI Software LLC	67	67
Apex Service Partners, LLC	41	277
Nexus Intermediate III, LLC	27	—
AMF Levered II, LLC	—	3,133
Outset Medical, Inc.	—	3,113
Human Interest, Inc.	—	1,032
Retina Midco, Inc.	—	769
Ardelyx, Inc.	—	750
Peter C. Foy & Associates Insurance Services, LLC	—	378
Toptal, LLC	—	352
Vertos Medical, Inc.	—	198
UVP Management, LLC	—	174
Total Commitments	$14,786	$19,793

The credit agreements governing the above loan commitments contain customary lending provisions and/or are subject to the respective portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of September 30, 2024 and December 31, 2023, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

In the normal course of our business, we invest or trade in various financial instruments and may enter into various investment activities with off-balance sheet risk, which may include forward foreign currency contracts. Generally, these financial instruments represent future commitments to purchase or sell other financial instruments at specific terms at future dates. These financial

SLR PRIVATE CREDIT BDC II LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2024

(in thousands, except unit amounts)

instruments contain varying degrees of off-balance sheet risk whereby changes in the market value or our satisfaction of the obligations may exceed the amount recognized in our Consolidated Statement of Assets and Liabilities. As of September 30, 2024, we held no such contracts.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2024 and December 31, 2023, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Note 7. Unitholders’ Capital

Transactions in Unitholders’ capital were as follows:

	Three months ended September 30, 2024	Three months ended September 30, 2023

Units at beginning of period	902,038	120,000
Units issued	—	217,661
Units issued and outstanding at end of period	902,038	337,661

	Nine months ended September 30, 2024	For the period January 18, 2023* to September 30, 2023
Units at beginning of period	551,497	—
Units issued	350,541	337,701
Units canceled	—	(40)
Units issued and outstanding at end of period	902,038	337,661

* Commencement of operations

SLR PRIVATE CREDIT BDC II LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2024

(in thousands, except unit amounts)

Note 8. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2024 and for the period January 18, 2023 (commencement of operations) to September 30, 2023:

	Nine months ended September 30, 2024	For the period January 18, 2023* to September 30, 2023
Per Share Data: (a)
Net asset value per Unit, beginning of period	$15.66	$—
Net investment income (loss)	0.88	(8.17)
Net realized and unrealized gain (loss)	0.55**	0.13
Net increase (decrease) in Unitholders’ capital resulting from operations	1.43	(8.04)
Distributions to Unitholders:
From distributable earnings	(0.69)	—
Issuance of Units	—	24.77**
Offering costs	—	(0.62)
Net asset value per Unit, end of period	$16.40	$16.11
Total Return (b)(c)	9.13%	(35.56%)
Unitholders’ capital, end of period	$14,795	$5,440
Units outstanding, end of period	902,038	337,661
Ratios to average net assets of Unitholders’ Capital (c):
Net investment income (loss)	5.57%	(40.58%)
Operating expenses	6.87%	33.82%
Interest and other credit facility expenses	14.58%	13.85%
Total expenses	21.45%	47.67%
Average debt outstanding	$19,670	$1,231
Portfolio turnover ratio	22.8%	0.5%

(a)
Calculated using the average Units outstanding method. Weighted average Units outstanding for the nine months ended September 30, 2024 and for the period March 31, 2023 (date of first sale of Units to Unitholders) through September 30, 2023 were 738,165 and 122,366, respectively.
(b)
Calculated as the change in net asset value (“NAV”) per Unit during the period plus distributions declared per Unit, divided by the beginning NAV per Unit. Total return does not include a sales load. The beginning NAV per Unit was determined to be as of the date of the first sale of Units to Unitholders as management considers this to be the most meaningful disclosure for investors.
(c)
Not annualized for periods less than one year. Average net assets are calculated for the nine months ended September 30, 2024 and for the period March 31, 2023 (date of first sale of Units to Unitholders) through September 30, 2023.

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

Report of Independent Registered Public Accounting Firm

To the Unitholders and Board of Directors

SLR Private Credit BDC II LLC:

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of assets and liabilities of SLR Private Credit BDC II LLC (and subsidiary) (the Company), including the consolidated schedule of investments, as of September 30, 2024, the related consolidated statements of operations and changes in unitholders’ capital for the three-month and nine-month periods ended September 30, 2024 and the three-month period ended September 30, 2023 and for the period January 18, 2023 (commencement of operations) to September 30, 2023, the related consolidated statements of cash flows for the nine-month period ended September 30, 2024 and for the period January 18, 2023 to September 30, 2023, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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

November 6, 2024

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
•
the ability of SLR Capital Partners, LLC (the “Adviser” or “SLR”) to locate suitable investments for us and to monitor and administer our investments;
•
the ability of the Adviser to attract and retain highly talented professionals;
•
the ability of the Adviser to adequately allocate investment opportunities among the Company and the Adviser’s other advisory clients;
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

Overview

SLR Private Credit BDC II LLC (the “Company,” “we,” “us” or “our”) was formed as a limited liability company under the laws of the State of Delaware on April 18, 2022 as an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a BDC and a RIC, we are required to comply with certain regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, RIC asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

The Adviser serves as the Company’s investment adviser pursuant to an investment management agreement with the Company (as amended, restated or otherwise modified from time to time, the “Investment Management Agreement”). Subject to the overall supervision of the Company’s Board of Directors (the “Board”), the Adviser is responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring the Company’s investments, and monitoring the Company’s portfolio companies on an ongoing basis through a team of investment professionals.

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

The Company’s principal focus is to invest in first lien senior secured floating rate loans primarily to upper-middle-market leveraged companies with EBITDA between approximately $25 million and $250 million that have significant free cash flow and are in non-cyclical industries in which the Adviser has significant experience (“Sponsor Finance”). Sponsor Finance loans are generally expected to have a five-to-six-year final maturity and are often repaid within three years. In addition to Sponsor Finance loans, the Company intends to invest a significant portion of its assets in Specialty Finance (defined below) loans. The Company’s specialty finance investments will encompass asset-based lending (“ABL”) to asset-rich middle-market companies in a variety of industries, as well as to commercial finance companies, and life science lending (“Life Science Finance” and, together with ABL, “Specialty Finance”). ABL loans are secured by certain of the borrower’s assets as collateral and requires the lender to have highly specialized experience in collateral valuation and liquidation. The ABL loans are generally expected to have a five-year final maturity with a four to five year average duration. The ABL loans are often repaid within two years. The Life Science Finance loans generally are expected to have an initial interest-only period and then straight-line amortization with a four to five year final maturity. The Company expects to primarily invest in non-investment grade debt instruments. Securities rated below investment grade are often referred to as “leveraged loans,” “high yield” or “junk” securities and may be considered “high risk” compared to debt instruments that are rated investment grade. The Company also expects that some of its investments will contain delayed-draw term loan type features (which is a legally binding commitment by the Company to fund additional term loans to a borrower in the future) and/or other types of unfunded commitments. The Company will seek to be a primary lender for portfolio companies by leveraging the significant capital base at SLR for co-investment opportunities where appropriate. The Company believes many financial sponsors and individual corporate management teams are looking for a single lender to provide the entire debt financing to streamline and simplify the debt negotiation process. The Company expects to co-invest with other vehicles managed by SLR including: (i) SLR Investment Corp. (Nasdaq: SLRC), a publicly traded BDC (“SLRC”), (ii) SCP Private Credit Income BDC LLC, a private BDC (“PCI BDC”), (iii) SLR HC BDC LLC, a private BDC (“HC BDC” and, together with SLRC and PCI BDC, the “SLR BDCs”), and (iv) various private funds and separately managed accounts (together with the SLR BDCs, the “SLR Funds”). The Company and the SLR Funds are under common control with SLR.

SLR has received an Order (defined below) that permits the Company to participate in negotiated co-investment transactions with certain affiliates. If the Company is unable to rely on the Order for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Thus, there can be no assurance that the Company will be able to co-invest with such other funds, including as a result of legal restrictions and contractual restrictions, and, as a result, the Company may not be able to meet its investment objective. The Company believes the potential scale resulting from co-investments with vehicles managed by SLR will provide the Company a significant advantage to source loans over other lenders that do not have the capital base to provide the entire debt financing. The Company’s investments in portfolio companies are referred to herein as “Portfolio Investments”.

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

Expenses

The Company (directly or indirectly) bears:

(i)
all of its fees, costs, expenses and liabilities, all of its investment-related fees, costs, expenses and liabilities (including with respect to amounts incurred prior to the Company’s initial closing) and all of its other operating fees, costs, expenses and liabilities, including all fees, due diligence costs and other fees, costs, expenses and liabilities related to the identification, sourcing, evaluation, pursuit, acquisition, holding, appraisals, asset management, restructuring and disposing of investments, including all reasonable travel-related fees, costs, expenses and liabilities (such as lodging and meals), all fees, costs, expenses and liabilities of legal counsel and financial and other advisers incurred in connection therewith, all fees, costs, expenses and liabilities of information technology services relating to the ongoing management of investments, and all other investment-related fees, costs, expenses and liabilities (to the extent not reimbursed by the relevant portfolio company);
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
(iv)
other administrative fees, costs and liabilities;

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
(xx)
all fees, costs, expenses and liabilities of the Company’s independent directors, including resources retained by the independent directors, or on their behalf, while representing and/or acting on behalf of all Unitholders; and
(xxi)
all fees, costs, expenses and liabilities related to an Exchange Listing (including any transactions effectuated in connection therewith) or other business combination.

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

Portfolio and Investment Activity

During the three months ended September 30, 2024, we invested $6.2 million across 14 portfolio companies. This compares to investing $5.6 million across 7 portfolio companies during the three months ended September 30, 2023. Investments sold or prepaid during the three months ended September 30, 2024 totaled $3.3 million. Investments sold or prepaid during the three months ended September 30, 2023 were de minimis.

At September 30, 2024, our portfolio consisted of 32 portfolio companies and was invested 100% directly in senior secured loans, versus 9 portfolio companies invested >99.9% directly in senior secured loans and <0.1% in warrants at September 30, 2023, in each case measured at fair value.

At September 30, 2024 and September 30, 2023, 100% of our income producing investment portfolio was floating rate, measured at fair value.

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

Leverage

The Company is required to comply with the asset coverage requirements of the 1940 Act. The Company expects to employ leverage and otherwise expects to incur indebtedness with respect to its portfolio both on a recourse and non-recourse basis (including and potentially through guarantees, derivatives, forward commitments and reverse repurchase agreements), but will not exceed the maximum amount permitted by the 1940 Act. The Company is generally permitted, under specified conditions, to issue senior securities in amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after such issuance. In connection with the organization of the Company, the Adviser, as the initial Unitholder, has authorized the Company to adopt the 150% asset coverage ratio. In connection with their subscriptions for Units, our Unitholders are required to acknowledge the Company’s ability to operate with an asset coverage ratio that may be as low as 150%. The Company (either directly or through a wholly-owned subsidiary) is permitted to borrow under a commitment-based subscription credit facility and/or a revolving credit facility that is secured by the Company’s assets and, as a result, the Company will be exposed to the risks of leverage, which may be considered a speculative investment technique. See “Financial Condition, Liquidity and Capital Resources — Debt” below for more information regarding the Company’s commitment-based subscription credit facility. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to the Adviser, will be borne by our Unitholders. As of September 30, 2024, the Company had $24.2 million of senior securities, for an asset coverage ratio of 161.1%.

Subsidiaries

We expect that any wholly-owned subsidiaries through which we make investments will be organized as corporations or limited liability companies and will not be registered under the 1940 Act. Such subsidiaries may be formed to obtain favorable tax benefits or to obtain financing on favorable terms due to their bankruptcy-remote characteristics. The Board has oversight responsibility for the Company’s investment activities, including the Company’s investment in subsidiaries, and the Company’s role as sole stockholder of any subsidiary. To the extent applicable to the investment activities of a subsidiary, the subsidiary would follow the same compliance policies and procedures as the Company. The Company would “look through” any such subsidiary to determine compliance with its investment policies, and would generally expect to consolidate any such wholly-owned subsidiary for purposes of the Company’s financial statements and compliance with the 1940 Act. Furthermore, the Company intends to comply with the current requirements under the Code and U.S. Treasury regulations for income derived from the Company’s investment in the subsidiary to be treated as “qualifying income” from which a RIC must derive at least 90% of its annual gross income. As of September 30, 2024, the Company held investments through one wholly-owned financing subsidiary, SLR Private Credit BDC II SPV LLC.

Taxation as a Regulated Investment Company

The Company has elected to be treated as a RIC under Subchapter M of the Code and intends to qualify for taxation as a RIC annually thereafter. As a RIC, the Company generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it timely distributes to Unitholders as dividends. In order to qualify for taxation as a RIC, the Company is required, among other things, to be diversified at each quarter end and to timely distribute to its Unitholders at least 90% of investment company taxable income, as defined by the Code, for each year. There is no guarantee the Company will be able to maintain its status as a RIC. Depending on the level of taxable income earned in a given tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company will accrue an estimated excise tax, if any, on estimated excess taxable income.

Results of Operations

Results are shown below for the three and nine months ended September 30, 2024, the three months ended September 30, 2023 and the period January 18, 2023 (commencement of operations) to September 30, 2023:

Investment Income

For the three and nine months ended September 30, 2024, gross investment income totaled $1.2 million and $3.2 million, respectively. For the three months ended September 30, 2023 and the period January 18, 2023 (commencement of operations) to September 30, 2023, gross investment income totaled $0.1 million and $0.2 million, respectively. The increase in gross investment income for the year over year period was primarily due to an increase in the size of the income-producing portfolio.

Expenses

Expenses totaled $0.9 million and $2.5 million, respectively, for the three and nine months ended September 30, 2024 of which $0.1 million and $0.3 million, respectively, were management fees and administration fees and $0.6 million and $1.7 million, respectively, were interest and other credit facility expenses. Administrative services, organization and other general and administrative expenses totaled $0.2 million and $0.5 million, respectively, for the three and nine months ended September 30, 2024. Expenses totaled $0.5 million and $1.2 million, respectively, for the three months ended September 30, 2023 and the period January 18, 2023 (commencement of operations) to September 30, 2023, of which $48 thousand and $59 thousand, respectively, were management fees and administration fees and $0.2 million and $0.3 million, respectively, were interest and other credit facility expenses. Administrative services, organization and other general and administrative expenses totaled $0.2 million and $0.8 million, respectively, for the three months ended September 30, 2023 and the period January 18, 2023 (commencement of operations) to September 30, 2023. Expenses generally consist of management fees, administration fees, performance-based incentive fees, administrative services fees, insurance, legal expenses, directors’ expenses, audit and tax expenses and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The comparative increase in expenses is generally due to increased borrowing to fund a larger portfolio, along with growth in fees deriving from the larger amount of capital drawn year over year, partially offset by the absence of non-recurring organizational and other start-up costs in the most recent periods.

Net Investment Income (Loss)

The Company’s net investment income totaled $0.3 million and $0.7 million, or $0.37 and $0.88 per average Unit, respectively, for the three and nine months ended September 30, 2024. The Company’s net investment loss totaled $0.3 million and $1.0 million, or $2.55 and $8.17 per average unit, respectively, for the three months ended September 30, 2023 and the period January 18, 2023 (commencement of operations) to September 30, 2023.

Net Realized Gain (Loss)

The Company’s investment sales and prepayments for the three and nine months ended September 30, 2024 were $3.3 million and $6.9 million, respectively. Net realized gain over the same periods was $4 thousand and $3 thousand, respectively. The realized gain for these periods was primarily due to the exit of our investment in Vertos Medical, Inc. The Company’s investment sales and prepayments for the three months ended September 30, 2023 and the period January 18, 2023 (commencement of operations) to September 30, 2023 were de minimis. Net realized loss over the same periods was de minimis.

Net Change in Unrealized Gain (Loss)

For the three and nine months ended September 30, 2024, net change in unrealized gain on the Company’s assets totaled $0.3 million and $0.5 million, respectively. Net unrealized gain for the three months ended September 30, 2024 was primarily due to appreciation on our investments in Outset Medical, Inc., Western Veterinary Partners, LLC and Human Interest, Inc., among others, partially offset by depreciation on our investment in Alkeme Intermediary Holdings, LLC, among others. Net unrealized gain for the nine months ended September 30, 2024 was primarily due to appreciation on our investments in Outset Medical, Inc., Apex Service Partners, LLC and Retina Midco, Inc., among others, partially offset by depreciation on our investment in Alkeme Intermediary Holdings, LLC, among others. For the three months ended September 30, 2023 and the period January 18, 2023 (commencement of operations) to September 30, 2023, net change in unrealized gain on the Company’s assets totaled $17 thousand and $16 thousand, respectively. Net unrealized gain for both measurement periods was primarily due to appreciation on our investment in United Digestive MSO Parent, LLC.

Net Increase (Decrease) in Unitholders’ Capital Resulting From Operations

For the three and nine months ended September 30, 2024, the Company had a net increase in Unitholders’ capital resulting from operations of $0.6 million and $1.2 million, respectively. For the same periods, net income per average Unit was $0.70 and $1.58, respectively. For the three months ended September 30, 2023 and the period January 18, 2023 (commencement of operations) to September 30, 2023, the Company had a net decrease in Unitholders’ capital resulting from operations of $0.3 million and $1.0 million, respectively. For the same periods, loss per average unit was $2.42 and $8.04, respectively.

Financial Condition, Liquidity and Capital Resources

Our primary uses of cash are for (i) investments in portfolio companies and other investments to comply with certain portfolio RIC diversification requirements, (ii) the cost of operations (including paying the Adviser), (iii) debt service of any borrowings, and (iv) cash distributions to our Unitholders.

Equity

During the period January 18, 2023 (commencement of operations) to September 30, 2024, on a net basis, the Company sold and issued 902,038 Units at an average price of $17.07 per Unit, for net proceeds of $15.4 million. All of our outstanding Units were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. Unfunded equity capital commitments totaled $51.4 million at September 30, 2024.

Debt

SPV Facility—On December 12, 2023, the Company, through its wholly-owned subsidiary, SLR Private Credit BDC II SPV LLC (the “SPV”), entered into a $25 million revolving credit facility with Citibank, N.A. acting as administrative agent (the “SPV Facility”). Effective with an amendment on July 10, 2024, the stated interest rate on the SPV Facility is Term SOFR plus 2.70% with no SOFR floor requirement, and the final maturity date is December 12, 2028. The fee on undrawn commitments is currently 0.50%. The SPV Facility is secured by all of the assets held by the SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV Facility also includes usual and customary events of default for credit facilities of this nature. As of September 30, 2024, there were $11.1 million of borrowings outstanding under the SPV Facility.

Subscription Facility—On March 20, 2023, the Company established a $25 million revolving credit facility with ING Capital LLC as administrative agent and lender (the “Subscription Facility”). The stated interest rate on the Subscription Facility is SOFR plus 2.75-3.00%, and the current stated maturity date is March 20, 2025. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of September 30, 2024, there were $13.1 million of borrowings outstanding under the Subscription Facility.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose are excluded for purposes of computing the asset base upon which the management fee is determined. We held no cash equivalents as of September 30, 2024.

Contractual Obligations

We have entered into certain contracts under which we have material future commitments. We have entered into the Investment Management Agreement with the Adviser in accordance with the 1940 Act. Pursuant to the Investment Management Agreement we have entered into with the Adviser, we intend to pay the Adviser certain management and incentive fees prior to and following an Exchange Listing. Prior to an Exchange Listing, we intend to pay the Adviser, in its capacity as Administrative Coordinator, the Pre-Exchange Listing Administration Fee (as defined in Note 3) for administrative and coordination services. Following an Exchange Listing, the Company intends to enter into a separate administration agreement with an affiliate pursuant to which administrative services would be provided to the Company, as described further below. The Pre-Exchange Listing Administration Fee will not offset any fees paid to the Adviser. Under the Investment Management Agreement, prior to an Exchange Listing, the Administrative Coordinator may engage or delegate certain administrative functions to third parties or affiliates on behalf of the Company. The Administrative Coordinator will be responsible for all expenses of its own staff responsible for (i) certain on-going, routine, non-investment-related administrative services for the Company, (ii) the coordination of various third-party services needed or required by the Company, and (iii) certain Unitholder servicing functions.

A summary of our significant contractual payment obligations is as follows as of September 30, 2024:

Payments due by Period as of September 30, 2024 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit facilities (1)	$24.2	$13.1	$—	$11.1	$—

(1)
At September 30, 2024, we had a total of $25.8 million of unused borrowing capacity under our credit facilities, subject to borrowing base limits.

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

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
(in millions)
Arcutis Biotherapeutics, Inc.	$3.2	$—
Plastic Management, LLC	2.2	—
Southern Orthodontics Partners Management, LLC	1.5	—
Cerapedics, Inc.	1.1	1.5
AAH Topco, LLC	1.0	1.8
Western Veterinary Partners LLC	0.9	—
CVAUSA Management, LLC	0.7	0.7
Legacy Service Partners, LLC	0.6	1.2
World Insurance Associates, LLC	0.6	0.8
SPR Therapeutics, Inc.	0.5	—
Quantcast Corporation	0.4	—
West-NR Parent, Inc.	0.4	0.4
FE Advance, LLC	0.3	—
The Townsend Company, LLC	0.3	0.3
United Digestive MSO Parent, LLC	0.2	0.3
OIS Management Services, LLC	0.2	1.4
Medrina, LLC	0.2	0.2
Alkeme Intermediary Holdings, LLC	0.1	0.7
Crewline Buyer, Inc.	0.1	0.1
Exactcare Parent, Inc.	0.1	0.1
WCI-BXC Purchaser, LLC	0.1	0.1
MRI Software LLC	0.1	0.1
Apex Service Partners, LLC	—	0.3
Nexus Intermediate III, LLC	—	—
AMF Levered II, LLC	—	3.1
Outset Medical, Inc.	—	3.1
Human Interest, Inc.	—	1.0
Retina Midco, Inc.	—	0.8
Ardelyx, Inc.	—	0.7
Peter C. Foy & Associates Insurance Services, LLC	—	0.4
Toptal, LLC	—	0.3
Vertos Medical, Inc.	—	0.2
UVP Management, LLC	—	0.2
Total Commitments	$14.8	$19.8

The credit agreements governing the above loan commitments contain customary lending provisions and/or are subject to the respective portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of September 30, 2024 and December 31, 2023, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

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

We have elected to be treated as a RIC under Subchapter M of the Code and intend to qualify for taxation as a RIC annually thereafter. To maintain our RIC tax treatment, we must distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment.

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

Mr. Michael S. Gross, our Chairman, Co-Chief Executive Officer and President, and Mr. Bruce J. Spohler, our Co-Chief Executive Officer, Chief Operating Officer and board member, are managing members and senior investment professionals of, and have financial and controlling interests in, the Adviser. In addition, Mr. Shiraz Y. Kajee, our Chief Financial Officer and Treasurer, serves as the Chief Financial Officer for the Adviser, and Mr. Guy F. Talarico, our Chief Compliance Officer and Secretary, serves as Partner, General Counsel and Chief Compliance Officer for the Adviser. The Adviser may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, with ours. For example, the Adviser presently serves as investment adviser to SLR Investment Corp., a publicly traded BDC, which focuses on investing in senior secured loans, including financing leases and, to a lesser extent, unsecured loans and equity securities, SCP Private Credit Income BDC LLC, an unlisted BDC that focuses on investing primarily in senior secured loans, including non-traditional asset-based loans and first lien loans, and SLR HC BDC LLC, an unlisted BDC whose principal focus is to invest directly and indirectly in senior secured loans and other debt instruments typically to middle-market companies within the healthcare industry. In addition, Mr. Gross, our Chairman, Co-Chief Executive Officer and President, Mr. Spohler, our Co-Chief Executive Officer, Chief Operating Officer and board member, Mr. Kajee, our Chief Financial Officer and Treasurer, and Mr. Talarico, our Chief Compliance Officer and Secretary, serve in similar capacities for SLR Investment Corp., SCP Private Credit Income BDC LLC and SLR HC BDC LLC. The Adviser and certain investment advisory affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Adviser’s allocation procedures. On June 13, 2017, the Adviser received an exemptive order that permits the Company to participate in negotiated co-investment transactions with certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions, as well as regulatory requirements and other pertinent factors, and pursuant to various conditions (the “Order”). If the Company is unable to rely on the Order for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although the Adviser’s investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, the Company and its Unitholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers and directors and members of the Adviser. In addition, we have adopted a formal code of ethics that governs the conduct of our officers and directors. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Delaware Limited Liability Company Act.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Uncertainty with respect to rising interest rates, inflationary pressures, risks in respect of a failure to increase the U.S. debt ceiling or a downgrade in the U.S. credit rating, the war between Ukraine and Russia, certain regional bank failures, an inflationary environment, the ongoing war in the Middle East and health epidemics and pandemics introduced significant volatility in the financial markets, and the effects of this volatility have materially impacted and could continue to materially impact our market risks. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In a low interest rate environment, including a reduction of SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such difference could potentially increase thereby increasing our net investment income. During the nine months ended September 30, 2024, certain investments in our investment portfolio had floating interest rates. These floating rate investments were primarily based on floating SOFR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have floors. The Company also has revolving credit facilities that are generally based on floating SOFR. Assuming no changes to our balance sheet as of September 30, 2024 and no new defaults by portfolio companies, a hypothetical one percent decrease in SOFR on our comprehensive floating rate assets and liabilities would decrease our net investment income by approximately thirteen cents per average Unit over the next twelve months. Assuming no changes to our balance sheet as of September 30, 2024 and no new defaults by portfolio companies, a hypothetical one percent increase in SOFR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately fourteen cents per average Unit over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At September 30, 2024, we had no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in SOFR	(1.00%)	1.00%
Increase (Decrease) in Net Investment Income Per Unit Per Year	$(0.13)	$0.14

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2024 (the end of the period covered by this report), our management, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our management, including our Co-Chief Executive Officers and Chief Financial Officer, concluded, as of September 30, 2024, that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the third quarter of 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We and our consolidated subsidiary are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or our consolidated subsidiary. From time to time, we and our consolidated subsidiary may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the February 27, 2024 filing of our Annual Report on Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than the risk factor below, there have been no material changes during the nine months ended September 30, 2024 to the risk factors discussed in “Risk Factors” in the February 27, 2024 filing of our Annual Report on Form 10-K.

General Economic and Market Risk. The value of the Company’s investments could be affected by factors affecting the economy and securities markets generally, such as real or perceived adverse economic conditions, supply and demand for particular instruments, changes in the general outlook for certain markets or corporate earnings, interest rates, announcements of political information or adverse investor sentiment generally. The market values of the Company’s investments may decline for a number of reasons, including increases in defaults resulting from changes in overall economic conditions and widening of credit spreads. Unfavorable market conditions may also increase funding costs, limit access to the capital markets or result in credit terms changing or credit becoming unavailable. These events could have an adverse effect on the Company’s investments and the Company’s overall performance.

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

Additionally, the Federal Reserve raised the federal funds rate in 2022 and 2023. While the Federal Reserve cut its benchmark rate in the third quarter of 2024 for the first time since March 2020 and indicated that there may be additional rate cuts in 2024, future reductions to benchmark rates are not certain. Additionally, there can be no assurance that the Federal Reserve will not return to making upwards adjustments to the federal funds rate in the future. These developments, along with the United States government’s credit and deficit concerns, global economic uncertainties and market volatility and the impacts of COVID-19, could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets and capital markets on favorable terms.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 6, 2024.

SLR PRIVATE CREDIT BDC II LLC

By:	/s/ MICHAEL S. GROSS
Michael S. Gross Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRUCE J. SPOHLER
Bruce J. Spohler Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ SHIRAZ Y. KAJEE
Shiraz Y. Kajee Chief Financial Officer (Principal Financial and Accounting Officer)