Form 10-K
period 2024-12-31
SLR Private Credit BDC II LLC
filed 2025-02-25
CIK 1932591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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

As of June 30, 2024, there was no established public market for the registrant’s units. The issuer had 981,403 units outstanding as of February 21, 2025.

Auditor Firm Id: 185	Auditor Name: KPMG LLP	Auditor Location: New York, NY

SLR PRIVATE CREDIT BDC II LLC

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

PART I

Item 1. Business

SLR Private Credit BDC II LLC (the “Company”, “we”, “us” or “our”) was formed as a limited liability company under the laws of the State of Delaware on April 18, 2022 as an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Furthermore, as the Company is an investment company, it applies the guidance in the Financial Accounting Standards Board Accounting Standards Codification Topic 946. In addition, for U.S. federal income tax purposes, the Company has elected to be treated, and intends to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a BDC and a RIC, we are required to comply with certain regulatory requirements. The Company was formed primarily to provide investors with attractive long-term returns through investments made pursuant to the investment strategy of the Company described below. SLR Capital Partners, LLC (the “Adviser” or “SLR”) serves as the Company’s investment adviser pursuant to an investment management agreement between the Company and the Adviser (as amended, restated or otherwise modified from time to time, the “Investment Management Agreement”). The fiscal year end of the Company is December 31.

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

Moreover, the Company may opportunistically seek to acquire investments in the secondary market, typically sourced on a proprietary basis (i.e., not as a participant in auctions or similar processes), in certain volatile periods at attractive entry points. In analyzing such investments, the Company will employ the same analytical process it uses for its primary investments, as well as any prior knowledge of the target company.

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

The Adviser — SLR Capital Partners, LLC

SLR Capital Partners, LLC serves as the Company’s investment adviser pursuant to the Investment Management Agreement. Subject to the overall supervision of the Company’s Board of Directors (the “Board”), the Adviser is responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring the Company’s portfolio companies on an ongoing basis through a team of investment professionals. The managing members of the Adviser are Michael S. Gross and Bruce Spohler. The Adviser has established an Investment Committee that is dedicated to the Company, which is currently comprised of Michael S. Gross, Bruce Spohler, Krishna Thiyagarajan, Philip Guerin, Mitchell Soiefer, Cedric Henley and Anthony Storino (the “Investment Committee”).

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

Investment Management Agreement

Subject to the overall supervision of the Board, the Adviser manages the investments of, and provides certain services to, the Company pursuant to the Investment Management Agreement, including providing overall investment management services to the Company in accordance with the LLC Agreement and in accordance with the 1940 Act, including without limitation:

(i)
sourcing, structuring, negotiating, underwriting, performing diligence, originating and disposing of investments of the Company;
(ii)
making all investment decisions for the Company;
(iii)
servicing investments of the Company including, without limitation, monitoring the investments and the creditworthiness of all issuers and developing and executing work out strategies where applicable;
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
(vii)
voting proxies, exercising rights, options, warrants, conversion privileges, and redemption privileges, and tendering securities pursuant to a tender offer;
(viii)
entering into agreements and executing any documents (including, but not limited to, any loan or credit facility agreements), including without limitation, any market and/or industry standard documentation and standard representations contained therein; and
(ix)
providing periodic and special reports to the Company as requested.

The Company engages or otherwise transacts with, and expects that its special-purpose vehicles (such as special-purpose vehicles used for credit facilities or tax blockers) in which it may invest will engage or otherwise transact with, one or more Service Providers in connection with its investment process, including in respect of Portfolio Investments. “Service Providers” include consultants (including in connection with the acquisition, management and disposition of Portfolio Investments), advisors, transaction finders or sources, operating partners, loan and other servicers, loan and other originators, property and other asset managers, investment bankers, valuation agents, pricing service providers, appraisers, industry or sector experts, joint venture partners and development partners, contract employees, outside legal counsel and/or temporary employees (as well as employees of any of the foregoing), whether working onsite or offsite. Any fees, costs, expenses and liabilities incurred in connection with services provided by Service Providers will be borne (directly or indirectly) by the Company, subject to a cap on operating expenses, and will not offset Management Fees (defined herein), and such amounts may be substantial.

Term

Unless terminated earlier as described below, the Investment Management Agreement will remain in effect from year-to-year if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the independent directors, in accordance with the requirements of the 1940 Act.

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

Notwithstanding the foregoing, at any time during the term of the Investment Management Agreement, the Adviser may assign the full and exclusive authority and responsibility granted to it under the Investment Management Agreement to an investment adviser under common control with the Adviser, subject to applicable law. The Adviser may take any actions that are necessary or incidental to any such assignment, including assigning the Investment Management Agreement or causing the Company to enter into a new investment management agreement. It is expected that (x) any new investment adviser would be a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), (y) the management fee and incentive fee payable by the Company to any such entity would be identical to that payable to the Adviser and (z) certain of the Adviser’s investment professionals would continue to be responsible for managing the Company’s assets.

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

Post-Exchange Listing Incentive Fee. Following an Exchange Listing, the Company will pay an incentive fee to the Adviser consisting of two parts, as described below (the “Post-Exchange Listing Incentive Fee” and, together with the Pre-Exchange Listing Incentive Fee, the “Incentive Fee”). For the avoidance of doubt, the change from paying the Adviser the Pre-Exchange Listing Incentive Fee to the Post-Exchange Listing Incentive Fee will be automatically effective at a time prior to an Exchange Listing to be determined in the sole discretion of the Board.

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

Incentive Fee Waiver and Recoupment.

The Adviser will have the right to waive or reduce, in its sole discretion, as well as recoup in a subsequent period, all or any portion of the Pre-Exchange Listing Incentive Fee or Post-Exchange Listing Incentive Fee that would otherwise be earned in any particular calendar quarter, and may cause any or all amounts subsequently available for distribution to the Unitholders to be distributed to the Adviser until it has received the same aggregate amount of Pre-Exchange Listing Incentive Fees or post-Exchange Listing Incentive Fees had it not previously waived receipt of such Pre-Exchange Listing Incentive Fees or Post-Exchange Listing Incentive Fees. Any such Pre-Exchange Listing Incentive Fees or Post-Exchange Listing Incentive Fees may be recouped by the Adviser in a future calendar quarter within three years of the date of the applicable waiver of the Pre-Exchange Listing Incentive Fee or Post-Exchange Listing Incentive Fee and any such recoupment would be conditioned on the Company’s expense ratio at the time of recoupment, but after giving effect to the recoupment, being equal to or less than the expense ratio at the time of the waiver. The Adviser does not have a current intention to waive any Pre-Exchange Listing Incentive Fee or Post-Exchange Listing Incentive Fee.

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

Limitation of Liability and Indemnification

The Investment Management Agreement provides that the Adviser (which includes, for all purposes of this paragraph, its members, principals, officers, managers, investors, employees and other representatives and agents and entities controlling, controlled by or under common control with the Adviser) will not be liable to the Company or to the Unitholders for any loss suffered by the Company or the Unitholders which arises out of any action or inaction of the Adviser taken or made by the Adviser in good faith and in the belief that such action or inaction was in, or was not contrary to, the best interests of the Company, except for any loss resulting from fraud, willful misfeasance, gross negligence or reckless disregard of the duties of the Adviser in the conduct of the Adviser’s office, and except as otherwise required by applicable law. In addition, the Company will indemnify and hold harmless the Adviser, to the fullest extent permitted by applicable law, against any loss resulting from claims or threatened claims with respect to the Adviser’s performance or non-performance of its obligations pursuant to the Investment Management Agreement, except for any such loss resulting from fraud, willful misfeasance, gross negligence or reckless disregard of duties of the Adviser in the conduct of the Adviser’s office.

Adviser Clawback

Prior to an Exchange Listing, and in connection with the liquidation of the Company, the Adviser will be required to restore funds to the Company for distribution to the Unitholders if and to the extent that the Adviser has received cumulative Pre-Exchange Listing Incentive Fees in excess of the Pre-Exchange Listing Incentive Fees that would have been payable to the Adviser if the formulas set forth under “— Compensation of Adviser — Incentive Fee” above were applied on an aggregate basis covering all transactions of the Company; provided, however, that in no event will the Adviser be required to contribute an aggregate amount in excess of 100% of the net amount distributed to the Adviser (net of taxes) on account of its Pre-Exchange Listing Incentive Fees. In addition, the Adviser will apply an interim Pre-Exchange Listing Incentive Fee adjustment at the end of each fiscal year so that, in the event of any over-distribution of Pre-Exchange Listing Incentive Fees to the Adviser (measured with respect to each Unitholder at the end of the applicable fiscal year as if the Company were to liquidate on such date), future distributions that would, absent such interim incentive fee adjustment, otherwise be distributed to the Adviser as a Pre-Exchange Listing Incentive Fee, shall be distributed to such Unitholder until such over-distribution (net of taxes payable by the Adviser with respect to such Pre-Exchange Listing Incentive Fee) has been eliminated.

Board Approval of the Investment Management Agreement

In accordance with Section 15(c) of the 1940 Act, at a meeting held on November 5, 2024, the Board, including a majority of the directors who are not interested directors, voted to re-approve the continuation of the Investment Management Agreement, such approval being effective as of November 5, 2024 and extending the term of the Investment Management Agreement to November 5,

2025. In its consideration of the re-approval of the Investment Management Agreement, the Board focused on information it had received relating to, among other things:

•
the nature, extent and quality of advisory and other services provided by SLR, including information about the investment performance of the Company relative to its stated objectives and in comparison to the performance of the Company’s peer group and relevant market indices, and concluded that such advisory and other services are satisfactory and the Company’s investment performance is reasonable;
•
the experience and qualifications of the personnel providing such advisory and other services, including information about the backgrounds of the investment personnel, the allocation of responsibilities among such personnel and the process by which investment decisions are made, and concluded that the investment personnel of SLR have extensive experience and are well qualified to provide advisory and other services to the Company;
•
the current fee structure, the existence of any fee waivers and the Company’s anticipated expense ratios in relation to those of other investment companies having comparable investment policies and limitations, and concluded that the current fee structure is reasonable;
•
the advisory fees charged by SLR to the Company, to SLR Investment Corp., to SCP Private Credit Income BDC LLC and to SLR HC BDC LLC, and comparative data regarding the advisory fees charged by other investment advisers to BDCs with similar investment objectives, and concluded that the advisory fees charged by SLR to the Company are reasonable;
•
the direct and indirect costs, including for personnel and office facilities, that are incurred by SLR and its affiliates in performing services for the Company and the basis of determining and allocating these costs, and concluded that the direct and indirect costs, including the allocation of such costs, are reasonable;
•
the total of all assets managed by SLR, as well as the total number of investment companies and other clients serviced by SLR, possible economies of scale arising from the Company’s size and/or anticipated growth and the extent to which such economies of scale are reflected in the advisory fees charged by SLR to the Company, and concluded that some economies of scale may be possible in the future;
•
other possible benefits to SLR and its affiliates arising from their relationships with the Company, and concluded that all such other benefits were not material to SLR and its affiliates; and
•
possible alternative fee structures or bases for determining fees, and the possibility of obtaining similar services from other third-party service providers, and concluded that the Company’s current fee structure and bases for determining fees are satisfactory.

Based on the information reviewed and the discussions detailed above, our Board, including a majority of the directors who are not “interested persons” as defined in the 1940 Act, concluded that the fees payable to SLR pursuant to the Investment Management Agreement, including the fee rates thereunder, are fair and reasonable in relation to the services to be provided and approved the Investment Management Agreement as being in the best interests of the Company and its Unitholders. In view of the wide variety of material factors that our Board considered in connection with its evaluation of the Investment Management Agreement, it is not practical to quantify, rank or otherwise assign relative weights to the specific factors it considered in reaching its decision. Our Board did not undertake to make any specific determination as to whether any particular factor, or any aspect of any particular factor, was favorable or unfavorable to the ultimate determination of our Board. Rather, our Board based its approval on the totality of information presented to, and the investigation conducted by, it. In considering the factors discussed above, individual directors may have given different weights to different factors.

Administration Services

Pre-Exchange Listing. Prior to an Exchange Listing, pursuant to the Investment Management Agreement, the Adviser was appointed to provide administrative and coordination services to the Company (in such capacity, the “Administrative Coordinator”). The Administrative Coordinator supervises or provides the Company’s administrative services, including operational trade support, net asset value (“NAV”) calculations, financial reporting, fund accounting, registrar and transfer agent services. The Administrative Coordinator provides assistance to the Adviser in connection with communicating with investors and other persons with respect to the Company. The Administrative Coordinator will not provide any investment advisory or investment management services to the Company. In the event that the Administrative Coordinator is terminated or resigns as the administrative coordinator to the Company, the Company reserves the ability to appoint one or more different or replacement administrative coordinators in its sole discretion at any time without notice to the Unitholders. Pursuant to the Investment Management Agreement, the Company pays the Administrative Coordinator the Pre-Exchange Listing Administration Fee for its services. See “— Administration Fees and Expenses.”

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

Post-Exchange Listing. As described above, in connection with an Exchange Listing, and subject to Board approval, the Company intends to enter into an administration agreement with SCM pursuant to which SCM will provide administrative services to the Company. For providing these services, facilities and personnel, the Company will reimburse SCM for the Company’s allocable portion of overhead and other expenses incurred by SCM in performing its obligations under the administration agreement.

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
(xi)
all taxes, fees, penalties and other governmental charges levied against the Company (see “Certain U.S. Federal Income Tax Considerations” below) and all fees, costs, expenses, penalties and liabilities related to tax compliance;

(xii)
all fees, costs, expenses and liabilities of the Company’s legal counsel related to extraordinary matters, including expenses for any dispute resolution (including litigation and regulatory-related legal expenses);
(xiii)
all fees, costs, expenses and liabilities relating to legal, governance and regulatory compliance and filings, including filings to register the Company under the Securities Exchange Act of 1934, as amended (the “1934 Act”), to make an election to be regulated as a BDC, and any other securities law filings;
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

The Company is responsible for and pays all legal expenses, accounting and other expenses incurred in connection with the formation and establishment of the Company (the “Organizational Expenses”) and all costs and expenses incurred in connection with the offer and sale of Units, including, but not limited to: (i) legal fees pertaining to Units offered for sale (including, but not limited to, the preparation and review of any placement agreements, our Amended and Restated Private Placement Memorandum, subscription agreements, side letters, marketing materials and any Form D filings); (ii) SEC and state registration fees, if any; and (iii) any costs of printing and mailing to prospective investors, or filing with the SEC or any states, any initial offering materials (“Offering Expenses” and, together with Organizational Expenses, “Company Organization Expenses”). If such Company Organization Expenses were initially paid by the Adviser, the Administrative Coordinator and/or their affiliates on behalf of the Company, the Company shall reimburse the Adviser, the Administrative Coordinator or such Affiliate for such Company Organization Expenses actually paid on its behalf. The Adviser or Administrative Coordinator (or such affiliate) shall be reimbursed by the Company for such advanced expenses in an amount not to exceed $500,000. The Company is responsible for and pays (or reimburses) the Adviser, the Administrative Coordinator or any affiliate) for Company Organization Expenses subject to the cap described in the preceding sentence. The Company records expenses directly related to its organization as incurred. Accordingly, in 2023, $0.1 million of offering expenses were charged to capital and $0.1 million of organizational costs were expensed.

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

Growth in direct lending opportunity set driven by secular tailwinds:

•
Reduced bank participation in U.S. loans: Regulatory changes have caused a steep retrenchment of banks from participating in the U.S. leveraged loan market.
•
Increased percentage of middle-market direct lending transactions above $200 million: A greater portion of upper middle-market borrowers are increasingly accessing the private markets instead of the syndicated markets to raise capital.
•
Private credit as an increasing percentage of total credit markets: Private credit continues to gain market share as borrowers favor the flexibility and certainty of execution.

Highly favorable industry dynamics:

•
Private equity liquidity creates opportunities to deploy debt capital: Capital continues to flow more rapidly into private equity funds than it does into private credit funds, furthering a supply/demand imbalance, which should favor direct lenders.
•
Sponsors increasingly prefer to partner with private lenders: We believe there is a growing desire by sponsors and management teams to partner with private lenders with demonstrated track records and specialized investment experience, versus accessing the syndicated markets to raise capital. Private lenders tend to operate with enhanced speed and certainty versus syndicate lenders, especially when market conditions are unstable (i.e., during the COVID-19 pandemic). In addition, private lenders can work with sponsors to achieve mutual economic objectives (i.e., more favorable call features, maintenance covenants, etc.) when structuring terms. Private lenders are generally prepared to fund loans on more flexible terms than banks, and can quickly fund incremental financings and add-ons. We expect lenders to be able to negotiate more favorable loan terms as borrowers continue to favor private financing markets over the broadly syndicated loan (“BSL”) market.

Attractiveness of upper middle-market cash flow loans:

•
Directly originated middle-market loans continue to present an attractive relative value compared to liquid leveraged loans:
•
Due diligence: When underwriting middle-market loans, investment managers can employ a “private equity-style” approach to conducting due diligence, versus investors in a BSL who often participate in a single syndication meeting.
•
Borrower EBITDA: We believe that lenders to middle-market companies, typically with $25 million to $250 million of EBITDA per the Adviser’s current opportunity set, generally have better access to borrower management/information and the ability to structure loans more attractively, versus lenders in the BSL market, where companies typically have $250 million or more of EBITDA.
•
Covenants: Lenders to middle-market companies directly negotiate loan terms with sponsors, while BSL covenant packages are generally structured in accordance with market norms.
•
Credit Monitoring: Lenders to middle-market companies typically have the ability to monitor borrowers’ performance throughout the life of an investment, while, investors in BSLs typically have a limited ability to monitor borrowers.
•
Pricing: Middle-market loans generally have higher pricing and include origination/related fees in exchange for borrower certainty. The Adviser believes that BSL pricing is generally less favorable to lenders on a risk-adjusted basis, driven predominantly by market clearing price.
•
Leverage: Borrower leverage is generally lower in middle-market loans than it is in the BSL market.

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
•
Asset-Based Lending: This niche requires highly specialized, differentiated experience in collateral valuation and liquidation capabilities. Banks have largely retreated from the sector, often unwilling to perform the analysis needed to determine liquidation values of collateral supporting each loan. Generalist private lenders are not structured to manage the high-touch nature of ABL clients.
•
Life Science Finance: The specialized expertise required to evaluate life science loan opportunities limits the number of competitors focused on this industry.

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
•
no more than 20% of the Company’s total portfolio will consist of loans to lower middle market (i.e., EBITDA below $15 million) corporate borrowers (provided, however, that such guideline will not apply to Life Science Finance, ABL and software/technology companies financed on a recurring revenue basis);
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

Sponsor Finance (Upper Middle Market Corporate Cash Flow Lending — Sponsor Coverage):

Our cash flow origination strategy is driven by a rigorous analysis of the sectors and industries that we believe benefit from strong macroeconomic tail winds. We specifically avoid industries that are cyclical, subject to consumer discretion, exposed to commodity price fluctuations or subject to government policy “stroke of the pen” risk (i.e., the risk that a change in the rules governing the sub-sector in which the portfolio company operates could impair the portfolio company’s financial performance). SLR’s underwriting team provides clear guidelines to SLR’s origination team on the target industries and subsectors that form our areas of focus, including software, business and financial services, and healthcare. Origination efforts are aligned to work with sponsors and management teams who have deep experience and longstanding successful track records in industries that we view as compelling. SLR further utilizes the breadth of its successful historical investment experience to continue to originate investments with sponsors in industries that have exhibited resilience in economic downturns. Our origination efforts represent a highly targeted, proactive approach to finding investments in segments consistent with our underwriting philosophy.

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
•
Have a deeper management bench;
•
Have a better ability to withstand downturns; and
•
Possess the ability to support portfolio companies with additional capital.

SLR divides its coverage of these sponsors among SLR’s more senior investment professionals, who are responsible for day-to-day interaction with financial sponsors. SLR’s coverage approach aims to act proactively, consider all investments in the capital structure, provide quick feedback, deliver on commitments, and be constructive throughout the life cycle of an investment.

Specialty Finance

•
Asset-Based Lending: SLR employs a direct origination strategy diversified across a number of strong referral sources and partners. Boutique investment banks, loan placement shops and ABL groups typically present a high number of off-the-run opportunities. SLR’s ABL team also has strong relationships with like-minded non-bank lenders, which leads to a large number of highly actionable opportunities. In addition, we maintain a sizeable pipeline through targeted sponsor coverage efforts in coordination with cash flow origination opportunities. On average, hundreds of opportunities are screened each year through numerous referral relationships and only a handful of all opportunities sourced are expected to be closed and funded.
•
Life Science Finance: SLR employs a direct origination strategy for life science investment opportunities that leverages its deep-rooted relationships and reputation established over its history. The Life Science Finance team directly generates potential investment opportunities through targeted company management contact and through venture capital and private equity sponsor coverage. Frequently, these equity investors will connect SLR to portfolio companies with non-dilutive debt financing investment needs. SLR maintains strong relationships and frequent contact with other like-minded bank and non-bank lenders, which lead to a large number of refinancing and new transaction opportunities. In addition, market intermediaries may connect SLR’s Life Science Finance team to many healthcare companies who have chosen to outsource the debt financing procurement process. On average, approximately 100 life science investment opportunities are screened per year through the Life Science Finance team’s multiple origination channels with expectations (based on SLR’s historical data) of approximately 10% of all opportunities sourced to be closed and funded.

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
•
review of third party due diligence reports, including quality of earnings, field exams and industry reports; and
•
background investigations on management and the company.

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
•
reference checks.

Throughout the due diligence process, an SLR team is in frequent dialogue with the management team and sponsor of the company in which we are considering to invest to ensure that any concerns are addressed as possible through the process, which we believe increases the likelihood that unsuitable investments are filtered out before considerable time has been invested.

Upon the completion of due diligence and a decision to proceed with an investment in a company, the investment professionals leading the investment present the investment opportunity to the Investment Committee, which then determines the amount of the initial investment. Additional due diligence with respect to any investment may be conducted on our behalf by attorneys and independent accountants prior to the closing of the investment, as well as other outside advisers, as appropriate.

General Portfolio Company Characteristics

We have identified several criteria that we believe are important in identifying and investing in prospective portfolio companies. These criteria provide general guidelines for investment decisions; however, not all of these criteria will be met by each prospective portfolio company in which we choose to invest.

•
Stable Earnings and Strong Free Cash Flow: With our Sponsor Finance investments, we seek to invest in companies that have demonstrated strong credit fundamentals with stable earnings through economic cycles. We target companies that we believe can de-lever through consistent generation of cash flows rather than relying solely on growth to service and repay our loans.
•
Value of Assets: The prospective value of the assets, if any, that collateralize the loans in which we invest, is an important factor in SLR’s credit analysis, particularly for ABL. SLR’s analysis emphasizes both tangible assets, such as accounts receivable, inventory, equipment, real estate and loans and other financial assets, and intangible assets, such as intellectual property, customer lists, networks and databases. In some of our transactions, the portfolio company’s funding may be derived from a borrowing base determined by the value of the company’s assets.
•
Strong Competitive Position in Industry: We seek to invest in target companies that have developed leading market positions within their respective markets and are well positioned to capitalize on growth opportunities. We seek companies that demonstrate significant competitive advantages versus their competitors, which we believe should help to protect their market position and profitability.
•
Diversified Customer and Supplier Base: We seek to invest in businesses that have a diversified customer and supplier base. We believe that companies with a diversified customer and supplier base are generally better able to endure economic downturns, industry consolidation, changing business preferences and other factors that may negatively impact their customers, suppliers and competitors.
•
Experienced and Committed Management: We generally require that portfolio companies have an experienced management team. We also require that portfolio companies have in place proper incentives to induce management to succeed and to act in concert with our interests as investors, including having significant equity interests.
•
Strong Sponsorship: We generally aim to invest alongside other sophisticated investors. We typically seek to partner with successful financial sponsors who have historically generated high returns. We believe that investing in these sponsors’ portfolio companies enables us to benefit from their direct involvement and due diligence.
•
Exit Strategy: We seek to predominantly invest in companies which we expect will provide multiple alternatives for an eventual exit such as an initial public offering (“IPO”), sale of company, sale of assets (ABL), refinancing of the capital structure, etc.

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
•
Focus on Core Non-Cyclical Sectors: We generally only invest in a few core sectors which have demonstrated historical resilience throughout economic cycles and represent a significant amount of annual U.S. private equity deal volume. These industries include software, healthcare, financial services and business services.

Specialty Finance Portfolio Company Characteristics

ABL:

•
Asset-rich companies that have limited access to traditional financing sources: We seek to invest in middle market companies who have limited access to traditional bank financing but who have a significant asset base sufficient to repay debt through liquidation, if necessary. While companies often rely on collateral-based loans to transition financing, ABL is also used by companies seeking greater flexibility in executing their operating plans. In either case, loans are based on specific assets pledged as collateral and are structured to provide a flexible source of capital by monetizing assets on the balance sheet of the borrower.
•
Focused investment in commercial finance companies: We seek to lend to asset-based lenders, factoring companies, leasing businesses, installment lenders, and small business lenders, and other niche lenders with strong asset quality, long-standing track records (including at prior firms) and institutional quality back offices. Borrowers typically have high growth or unique needs that are unable to attract traditional bank warehouse financing. Underlying borrowers’ portfolios range from $100 million to $1 billion. Our investment strategy avoids sectors with regulatory, headline, tail or reputational risk including predatory lending such as payday loans.
•
Value orientation: We target asset-rich companies who have erratic cash flows but who have a demonstrated reason to exist, are financially viable, have defensible market share and barriers to entry to support a sustainable business model. For commercial finance companies, debt financing equates to “cost of goods sold” for a typical operating company thus implying a constant and growing need for more capital. The typical loan provides an advance rate of ~60% to 90%. Loans are structured with a cushion to the unwinding/run-off of the portfolio assuming a recessionary environment.
•
Senior secured, collateral-based underwriting: All loans to asset-rich companies are highly structured and have conservative financial and maintenance covenants set on top of management’s financial plan. Advance rates are established against a defined borrowing base. Collateralized loans are made against the net orderly liquidation value of a borrower’s assets and come with meaningful upfront and prepayment fees. SLR’s credit analysis emphasizes the valuation of both tangible assets, such as accounts receivable, inventory, equipment and real estate, and intangible assets, including contract value, intellectual property, customer lists, networks and databases. For loans to commercial finance companies, SLR focuses on collateral with liquid secondary markets and/or the ability to self-liquidate “in the ordinary course.” Loans have meaningful upfront fees and prepayment penalties and are highly structured with borrowing base availability requirements and significant maintenance, incurrence and performance covenants.
•
Specialized Skills to Evaluate Collateral: SLR’s ABL team has a 25+ year history of underwriting and assessing liquidation value of assets and making sure loans are well covered in a liquidation scenario.

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

•
Exit Strategy: Borrowers typically repay the loans as soon as their cash flows have stabilized and they are able to access traditional and cheaper sources of bank financing for their working capital requirements. For asset-rich companies, typical hold periods for asset-based loans are approximately two years. Historically, over 95% of loans repay in normal course or refinance and less than 5% repay through liquidation of assets or a forced sale of the business. For commercial finance companies, SLR underwrites our investments on a held-to-maturity basis, but are often repaid prior to stated maturity. Historically SLR’s lender finance investment portfolio has resulted in a four to five-year average life. Exits, including refinancings, typically occur in 48-60 months when borrowers are able to attract more traditional and cheaper bank warehouse or securitization financing of portfolio assets.

Life Science Finance:

•
Focused Investment Strategy: Seek investments in private or publicly-traded small-cap drug and medical device companies with substantial equity invested to date who are in later stages of drug or product development and/or in transition to commercialization. Borrowers typically are led by strong management teams and board of directors with proven track records. Venture capital sponsors typically have continuing involvement and influence. Borrowers have successfully demonstrated access to the private and/or public equity markets and seek debt financing to broaden their funding sources and project stability.
•
Value Orientation: Focus on later stage development and commercial bio pharma and device companies with multi-product pipelines (post pre-clinical stage), platforms and/or disruptive technologies. Borrowers typically have had significant equity invested to date and have had support from venture capital firms and strategic investors.

•
Senior secured, collateral-based underwriting: Loans typically are made at conservative 20%-to-30% loan-to-value (where value represents the total cash equity invested in the company) and are collateralized by cash on the balance sheet from the most recent equity round and have a negative pledge on the intellectual property. Loans are typically floating rate with SOFR floors, and will include meaningful prepayment penalties, exit fees and success fees or warrants. The loans are structured to amortize on a straight-line basis typically after one year of interest only payments, resulting in significant de-risking of the investment and shorter weighted average holding periods.
•
Sophisticated Knowledge Base and Industry Experience: Life Science Finance’s highly specialized, experienced and cohesive investment team who previously founded and managed GE Capital’s life science loan business where they established a strong and consistent track record over a 13-year period. The Life Science Finance team has an extensive network of relationships with venture capital sponsors, management teams and strategic investors.
•
Exit Strategy: Exits typically occur two to three years after initial deal closing through refinancings, an IPO or sale of the company to a strategic buyer.

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

Specialty Finance

•
ABL: Typically, we expect that the Company’s asset-based loans will have a first priority lien or second priority lien on the assets of the issuer, will be floating rate with a minimum rate, and will include upfront fees and meaningful prepayment penalties. As part of the underwriting process, we expect to receive a third-party valuation of the collateral and lend at a discount to the liquidation value. Borrowing base and maintenance covenants are generally expected to be included. The asset-based loans generally are expected to be repaid within two years. We plan to differentiate ourselves by focusing on borrowers that have tight execution timelines or limited access to traditional lenders. Opportunities in the ABL strategy are not sourced from financial sponsors but from a variety of regional banks, consultants, other asset-based lenders and companies themselves, with the transactions that have historically progressed through SLR’s preliminary review having come from 90+ different sources.
•
Asset-Based Lending to Commercial Finance Companies: Typically, we expect that the Company’s asset-based loans to finance companies will have a first or second priority lien on the assets of the issuer, will be floating rate with a minimum rate, and will include upfront fees and meaningful prepayment penalties. As part of the underwriting process, SLR will assess the quality of the company’s loan portfolio and lend at a discount to the run-off value of the portfolio. Borrowing base and maintenance covenants are generally expected to be included. These loans generally are expected to have a five-year final maturity with a four to five-year average duration. Opportunities in the lender finance strategy are sourced from sponsors, a variety of regional banks, other asset-based lenders, boutique advisors and companies themselves.
•
Life Science Finance: Typically, we expect that the Company’s loans to life science companies will have a first priority lien, will be floating rate with a minimum rate, and will include meaningful prepayment penalties, exit fees and success fees or warrants. Warrants will generally have an exercise price based on the last private equity round valuation or average public trading price and, thus, as a portfolio company appreciates in value, the Company will be well-positioned to achieve additional investment returns from this equity interest. The Life Science Finance loans generally are expected to have an initial interest-only period and then straight-line amortization with a four to five year final maturity. With a 20+ year track record, SLR’s Life Science Finance team relies on deeply entrenched relationships with venture capital firms, management teams, and intermediaries to generate substantial flow of investment opportunities.

Transaction Selection

Following the transaction team’s rigorous due diligence process, the transaction team will discuss the potential investment opportunity with the Investment Committee. For Sponsor Finance, such discussion will often include detailed analyses of various factors, such as (i) the cash flow value creation, (ii) historic and projected financials, (iii) the key drivers of revenues and the balance between unit volumes and price factors, (iv) key cost components, including raw materials, labor, overhead, insurance, etc., (v) capital expenditures, (vi) working capital needs, (vii) micro and macroeconomic trends that impact the business and industry, (viii) the business’ products and sales channels, (ix) qualitative analysis of company management, (x) the competitive dynamics of the industry and the target company’s position, (xi) input from third-party consultants, (xii) potential exit considerations, and/or (xiii) a range of other factors relating to a given opportunity. For asset-based loans, the core focus is on the portfolio company’s liquidity profile, the liquidation value of the assets or portfolio, quality of controls and procedures, the quality of management, and regulatory risk. For Life Science Finance, the core focus is on the quality of the portfolio company’s product pipeline and stage of development, the investor base and access to additional capital and liquidity, and the quality of management.

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

Competition

Our primary competitors provide financing to middle-market companies and include other BDCs, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and venture capital funds. Additionally, alternative investment vehicles, such as hedge funds, frequently invest in middle-market companies. As a result, competition for investment opportunities at middle-market companies can be intense. While many middle market companies were previously able to raise senior debt financing through traditional large financial institutions, we believe this approach to financing will become more difficult as implementation of U.S. and international financial reforms limits the capacity of large financial institutions to hold non-investment grade leveraged loans on their balance sheets. We believe that many of these financial institutions have de-emphasized their service and product offerings to middle market companies in particular. That said, many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. We use the industry information available to Michael S. Gross and Bruce Spohler and the other investment professionals of SLR to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we believe that the relationships of Michael S. Gross and Bruce Spohler and the other investment professionals of our investment adviser enable us to learn about, and compete effectively for, financing opportunities with attractive leveraged companies in the industries in which we seek to invest. See “Item 1A. Risk Factors — Risk Relating to Our Business and Structure — Competition; Potential for Insufficient Investment Opportunities.”

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

Closings

The Company was permitted to hold closings at any time during the offering period (the “Offering Period”), which ended on February 9, 2025. The Offering Period may be extended or amended by the Company, in consultation with its placement agent, upon the approval of the Company’s independent directors. At each closing, investors will make capital commitments to the Company (each, a “Commitment”) pursuant to a subscription agreement entered into with the Company (a “Subscription Agreement”). Unitholders will be required to make capital contributions, in an aggregate amount that does not exceed each Unitholder’s remaining commitment, each time the Adviser delivers a capital call notice. Commitments will be drawn pro rata from Unitholders based on the relative unfunded commitment of each Unitholder on the date the capital call notice is issued.

Investment Period

Commitments may be drawn down from time to time until the date that is the earlier of (x) an Exchange Listing (as defined below) or (y) four (4) years after the end of the Offering Period of the Company (such period, the “Investment Period”). After the end of the Investment Period, Commitments may be called only to (i) make investments which were in process (e.g., investments for which the Company has submitted a binding or non-binding bid or indication of interest) but were not yet consummated as of the end of the Investment Period, the Board having been notified of such Portfolio Investments, (ii) cover accrued and/or anticipated expenses, liabilities and obligations of the Company, including amounts owing or which may become due under any borrowings or other extensions of credit, (iii) make “follow-on” investments as may be advisable in the Adviser’s sole discretion in order to enhance, preserve or protect one or more of the Company’s existing Portfolio Investments (subject to a maximum amount of 20% of aggregate Commitments), and (iv) adjust any hedging positions as the Adviser may deem advisable.

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

Emerging Growth Company

We are an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and we are eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). We expect to remain an emerging growth company for up to five years following the completion of any Exchange Listing or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues equals or exceeds $1.235 billion, (ii) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the 1934 Act which would occur if the market value of our Units that are held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period. In addition, we will take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

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

Key Person Event

Prior to the earlier of (i) an Exchange Listing and (ii) the end of the Investment Period, if both Michael S. Gross and Bruce Spohler (the “Principals”) die, become permanently incapacitated or cease to be actively involved in the management of the Company, the Investment Period will terminate and the Company will be wound down in accordance with the terms of the LLC Agreement. For the avoidance of doubt, if only one of the Principals dies, becomes permanently incapacitated, or ceases to be actively involved in the management of the Company, the preceding sentence will not be triggered.

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

For the avoidance of doubt, the provisions described in this “Key Person Event” will not apply upon the effectuation of an Exchange Listing.

Regulation as a Business Development Company

A BDC is regulated by the 1940 Act. A BDC must be organized in the U.S. for the purpose of investing in or lending to primarily private companies and making significant managerial assistance available to those Portfolio Investments that constitute qualifying assets (discussed below). A BDC may use capital provided by public unitholders and from other sources to make long-term, private investments in businesses.

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

Significant Managerial Assistance to Portfolio Companies

As a BDC, the Company offers, and must provide upon request, significant managerial assistance to its Portfolio Investments that constitute qualifying assets. This assistance could involve, among other things, monitoring the operations of portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. The Company may also receive fees for these services. The Administrative Coordinator provides such managerial assistance, if any, on the Company’s behalf to portfolio companies that request this assistance.

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

Reporting Obligations

We furnish our Unitholders with annual reports containing our audited consolidated financial statements, quarterly reports, and such other periodic reports as we determine to be appropriate or as may be required by law. We are required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the 1934 Act.

The SEC maintains an Internet site that contains reports, proxy and information statements and other information filed electronically by us with the SEC, which are available on the SEC’s website at http://www.sec.gov. Copies of these reports, proxy and information statements and other information may be obtained, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov.

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

Taxation of the Company

The Company elected to be treated and intends to qualify annually as a RIC for U.S. federal income tax purposes under Subchapter M of the Code, commencing with the taxable year ended December 31, 2023. As a RIC, the Company generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it timely distributes to Unitholders as dividends.

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

Check-the-Box Election and Failure to be Taxed as a RIC

In connection with the intention to be taxed as a RIC, the Company filed a check-the-box election to be classified as a corporation for U.S. federal income tax purposes. In addition, while the Company has elected and expects to qualify to be treated as a RIC annually, no assurance can be provided that it will qualify as a RIC for any taxable year. For example, the Company anticipates that it may have difficulty satisfying the Diversification Tests as it deploys initial capital and builds a portfolio. If the Company is unable to qualify as a RIC (or has previously qualified as a RIC, but was subsequently unable to qualify for treatment as a RIC, and certain amelioration provisions are not applicable), it would be subject to U.S. federal income tax on all taxable income (including net capital gains) at regular corporate rates. The Company would not be able to deduct distributions to Unitholders, nor would distributions be required. Distributions, including distributions of net long-term capital gain, would generally be taxable to Unitholders as ordinary dividend income to the extent of current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate Unitholders would be eligible to claim a dividend received deduction with respect to such dividend; non-corporate Unitholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of current and accumulated earnings and profits would be treated first as a return of capital to the extent of the Unitholder’s tax basis, and any remaining distributions would be treated as a capital gain.

If the Company has previously qualified as a RIC and subsequently fails to qualify, in order to requalify as a RIC, in addition to the other requirements discussed above, the Company would be required to distribute all previously undistributed earnings attributable to the period it failed to qualify as a RIC by the end of the first year that it intends to requalify as a RIC. If the Company fails to requalify as a RIC for a period greater than two taxable years, it may be subject to regular corporate-level U.S. federal income tax on any net built-in gains with respect to certain assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if the Company had been liquidated) that it elects to recognize on requalification or when recognized over the next five years.

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

Taxable Subsidiaries. Some of the income and fees that the Company may recognize will not satisfy the 90% Gross Income Test. In order to ensure that such income and fees do not disqualify the Company from RIC tax treatment as a result of a failure to satisfy the 90% Gross Income Test, the Company may hold assets that generate such income and provide services that generate such fees indirectly through one or more entities treated as corporations for U.S. federal income tax purposes. Such corporations will be required to pay U.S. federal corporate income tax on their earnings, which ultimately will reduce the Company’s return on such income and fees.

Passive Foreign Investment Companies. If the Company purchases shares in a “passive foreign investment company,” or PFIC, it may be subject to U.S. federal income tax on a portion of any “excess distribution” or gain from the disposition of such shares even if such income is distributed as a taxable dividend by the Company to Unitholders. Certain elections are available under certain circumstances that may allow the Company to ameliorate the impact of this tax. Such elections may require the Company to recognize in a year income in excess of the current cash distributions (if any) from the applicable PFICs and the proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% U.S. federal excise tax.

Debt Instruments. In certain circumstances, the Company may be required to recognize taxable income prior to its receipt of the related cash. For example, if the Company holds debt instruments that are treated under applicable tax rules as having OID (such as debt instruments with an end-of-term payment and/or PIK income payment or, in certain cases, increasing interest rates or issued with warrants), it must include in taxable income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received in the same taxable year. Because any OID accrued will be included in investment company taxable income for the year of accrual, the Company may be required to make a distribution to Unitholders in order to satisfy the Annual Distribution Requirement and to avoid the 4% U.S. federal excise tax, even though it will not have received any corresponding cash amount.

Warrants. Gain or loss realized from the sale or exchange of warrants acquired as well as any loss attributable to the lapse of such warrants generally are treated as capital gain or loss. The treatment of such gain or loss as long-term or short-term generally depends on how long the Company has held a particular warrant and on the nature of the disposition transaction.

Foreign Currency Transactions. Under the Code, gains or losses attributable to fluctuations in exchange rates which occur between the time the Company accrues income or other receivables or accrues expenses or other liabilities denominated in a foreign currency and the time the Company actually collects such receivables or pays such liabilities generally are treated as ordinary income or loss. Similarly, on disposition of debt instruments and certain other instruments denominated in a foreign currency, gains or losses attributable to fluctuations in the value of the foreign currency between the date of acquisition of the instrument and the date of disposition also are treated as ordinary gain or loss.

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
•
Any inability or perceived inability to adequately address privacy concerns, or comply with applicable laws and regulations, even if unfounded, may result in adverse consequences to the Company.
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
•
The Company could be subject to the risks associated with complying with the Sarbanes-Oxley Act.

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

The Company holds certain investments and conducts certain activities through investing in wholly-owned special purpose vehicle. All references to investments by the Company in this annual report on Form 10-K refer, as the context requires, to investments by either the Company or those special purposes vehicles.

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

General Risks Related to Investment Strategy

Senior Secured Loans. With respect to the Company’s investments in senior secured loans (including first lien loans), the Company will generally have a security interest in assets of the company, which should mitigate the risk that the Company will not be repaid. However, the collateral securing the Company’s loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise, and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the company to raise additional capital. In some circumstances, the Company’s lien could be subordinated to claims of other creditors. In addition, deterioration in a company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a loan is secured does not guarantee that the Company will receive principal and interest payments according to the loan’s terms, or at all, or that the Company will be able to collect on the loan should it be forced to enforce its remedies. Furthermore, if a secured loan is foreclosed, the Company could own the underlying collateral (e.g., real estate), and would be subject to the risks, costs and liabilities associated with owning and disposing of the collateral.

Subordinated Loans. The Company may invest in subordinated loans. In the event of a loss of value of the underlying assets that collateralize the loans, the subordinate portions of the loans may suffer a loss prior to the more senior portions suffering a loss. If a borrower defaults and lacks sufficient assets to satisfy the Company’s loan, the Company may suffer a loss of principal or interest. If a borrower declares bankruptcy, the Company may not have full recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the loan. In addition, certain of the Company’s loans may be subordinate to other debt of the borrower. As a result, if a borrower defaults on the Company’s loan or on debt senior to the Company’s loan, or in the event of the bankruptcy of a borrower, the Company’s loan will be satisfied only after all senior debt is paid in full. The Company’s ability to amend the terms of the Company’s loans, assign the Company’s loans, accept prepayments, exercise the Company’s remedies (through “standstill periods”) and control decisions made in bankruptcy proceedings relating to borrowers may be limited by intercreditor arrangements if debt senior to the Company’s loans exists. In addition, the Company will be subject to the potential risks of foreclosure and ownership of underlying collateral described in “— Senior Secured Loans” above.

Mezzanine Securities. The Company may invest in unsecured securities that are senior to common stock or other equity securities (“Mezzanine Securities”). Mezzanine Securities are subordinated to substantial amounts of senior debt, all or a portion of which may be secured. As a result, holders of Mezzanine Securities are generally not entitled to receive any payments in bankruptcy or liquidation until senior creditors are paid in full. In addition, the legal remedies available to holders of Mezzanine Securities are normally limited by restrictions benefiting senior creditors. In the event a company in which the Company holds Mezzanine Securities cannot generate adequate cash flow to meet senior debt service, the Company may suffer a partial or total loss of capital invested. Because issuers of Mezzanine Securities are often highly leveraged, their relatively high debt-to-equity ratios create increased risks that their operations will not be able to generate adequate cash flow to meet senior debt service.

Unsecured Loans or Debt. The Company may invest in unsecured loans which are not secured by collateral. In the event of default on an unsecured loan, the first priority lien holder has first claim to the underlying collateral of the loan. It is possible that no collateral value would remain for an unsecured holder and therefore result in a loss of investment to the Company. Because unsecured loans are lower in priority of payment to secured loans, they are subject to the additional risk that the cash flow of the borrower may be insufficient to meet scheduled payments after giving effect to the secured obligations of the borrower. Unsecured loans generally have greater price volatility than secured loans and may be less liquid.

Prepayment Risk. The terms of loans in which the Company invests may permit borrowers to voluntarily prepay loans at any time, either with no or a nominal prepayment premium. This prepayment right could result in the borrower repaying the principal on an obligation held by the Company earlier than expected. This may happen when there is a decline in interest rates or when the borrower’s improved credit or operating or financial performance allows the refinancing of certain classes of debt with lower cost debt. The yield of the Company’s investment assets may be affected by the rate of prepayments differing from the Adviser’s expectations.

Investment Modification Risk. The terms and conditions of loan agreements and related assignments may be amended, modified or waived only by the agreement of the lenders. Generally, any such agreement must include a majority or a super majority (measured by outstanding loans or commitments) or, in certain circumstances, a unanimous vote of the lenders. Consequently, the terms and conditions of the payment obligation arising from Portfolio Investments could be modified, amended or waived in a manner contrary to the preferences of the Company if a sufficient number of the other lenders concurred with such modification, amendment or waiver. There can be no assurance that any obligations arising from a Portfolio Investment will maintain the terms and conditions to which the Company originally agreed.

Collateral Risk. The collateral and security arrangements in relation to such secured obligations as the Company may invest in will be subject to such security or collateral having been correctly created and perfected and any applicable legal or regulatory requirements which may restrict the giving of collateral or security by an obligor, such as, for example, thin capitalization, over-indebtedness, financial assistance and corporate benefit requirements. If one or more Portfolio Investments do not benefit from the expected collateral or security arrangements, this may adversely affect the value of or, in the event of default, the recovery of principal or interest from such Portfolio Investments made by the Company. Accordingly, any such failure to properly create or perfect collateral and security interests attaching to the Portfolio Investments could have a material adverse effect on the performance of the Company, and, by extension, the Company’s business, financial condition, results of operations and the value of the Units. A component of the Adviser’s analysis of the desirability of making a given investment relates to the estimated residual or recovery value of such Portfolio Investments in the event of the insolvency of the obligor. This residual or recovery value will be driven primarily by the value of the anticipated future cash flows of the obligor’s business and by the value of any underlying assets constituting the collateral for such Portfolio Investment. The anticipated future cash flows of the obligor’s business and the value of collateral can, however, be extremely difficult to predict as in certain circumstances market quotations and third-party pricing information may not be available. If the recovery value of the collateral associated with the Portfolio Investments in which the Company invests decreases or is materially worse than expected by the Company, such a decrease or deficiency may affect the value of the Portfolio Investments made by the Company. Accordingly, there may be a material adverse effect on the performance of the Company, and, by extension, the Company’s business, financial condition, results of operations and the value of the Units.

Defaults. The Company may make investments in loans, or securities backed by loans, that may be at the time of their acquisition, or may become after acquisition, non-performing loans. In the event of any default under a loan directly held by the Company or a loan underlying a security held by the Company, the Company will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the loan, which could have a material adverse effect on the Company’s cash flow from operations. Other non-performing loans may require workout negotiations and/or restructuring, which may entail, among other things, a substantial reduction in the interest rate and/or a substantial write-down of the original principal amount of such loans. Further, even if a restructuring were successfully accomplished, unless the restructuring provided for full amortization on or prior to maturity and the borrower strictly complied with that restructuring, a risk exists that upon maturity of such loans, replacement financing will not be available and such loans may not be repaid. In the event of the bankruptcy of a borrower, the loan to that borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), the lien securing the loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law, and realizing any value under such circumstances can be an expensive and lengthy process that could have a substantial negative effect on the anticipated return on the loan and on the security backed by such loan. Other risks attendant to a bankruptcy filing are described below. The foregoing statement does not apply in the context of a borrower insolvency case commenced under chapter 13 of the U.S. Bankruptcy Code where the underlying collateral is used as the principal residence of the borrower, but in such instances, the lender will nonetheless be stayed from the collection of its claim, taking possession of the collateral, and enforcing its lien unless and until the lender obtains relief from the automatic stay under the U.S. Bankruptcy Code.

Litigation and Related Risks Associated with Origination and Servicing. Loan origination and servicing companies are routinely involved in legal proceedings concerning matters that arise in the ordinary course of their business. These legal proceedings range from actions involving a single plaintiff to class action lawsuits with potentially tens of thousands of class members. In addition, a number of participants in the loan origination and servicing industry (including control persons of industry participants) have been the subject of regulatory actions by state regulators, including state Attorneys General, and by the federal government. Governmental investigations, examinations or regulatory actions, or private lawsuits, including purported class action lawsuits, may adversely affect such companies’ financial results. To the extent the Company seeks to engage in origination and/or servicing directly, or has a financial interest in, or is otherwise affiliated with, an origination or servicing company, the Company will be subject to enhanced risks of litigation, regulatory actions and other proceedings. As a result, the Company may be required to pay legal fees, settlement costs, damages, penalties or other charges, any or all of which could materially adversely affect the Company and its investments.

Ability to Originate Loans on Advantageous Terms; Competition and Supply. The Company’s success depends, in part, on the ability of the Company or its affiliates to originate loans on advantageous terms. In originating and purchasing loans, the Company or its affiliates will compete with a broad spectrum of lenders. Increased competition for, or a diminishment in the available supply of, qualifying loans could result in lower yields on such loans, which could reduce returns (if any) to investors. The Company intends to originate certain investments and later offer to syndicate all or a portion of one or more investments to certain other funds or accounts managed by the Adviser and its affiliates, in each case subject to their own investment-review process, and to co-investors and/or third parties. Prior to such syndication, or if such syndication is not successful, the Company’s exposure to the originated investment may exceed the exposure that the Company intends to have over the long-term or would have had if it had purchased such investment in the secondary market rather than originating it. Where syndication is not successful, the Company may elect to sell all or a portion of an originated investment at a loss in order to rebalance the Company’s portfolio. The level of analytical sophistication, both financial and legal, necessary for successful financing to companies, particularly companies experiencing significant business and financial difficulties, is unusually high. There is no assurance that the Adviser will correctly evaluate the value of the assets collateralizing the Company loans, the prospects for successful repayment or a successful reorganization or similar action.

Risks Relating to Bank Loans and Corporate Loans. Bank loans and corporate loans (which the Company will originate, invest in or otherwise gain exposure to) may not be readily marketable and may be subject to restrictions on resale. In some cases, negotiations involved in disposing of indebtedness may require weeks to complete. Consequently, some indebtedness may be difficult or impossible to dispose of readily at what the Adviser believes to be a fair price. In addition, bank loans and corporate loans are often less liquid than other types of debt securities, particularly in times of significant market dislocation. Loans to small and middle market entities (“SMEs”) may involve certain heightened risks. See “— Investments in Smaller and Middle Market Companies” below.

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

Investments in Life Science Industry. Various segments of the life science industry are (or may become) (i) highly regulated at both the federal and state levels in the U.S. and internationally, (ii) subject to frequent regulatory change and (iii) dependent upon various government or private insurance reimbursement programs. While the Company may make investments in companies that comply with relevant laws and regulations, certain aspects of their operations may not have been subject to judicial or regulatory interpretation. An adverse review or determination by any one of such authorities, or an adverse change in regulatory requirements or reimbursement programs, could have a material adverse effect on the operations of the companies in which the Company invests. Recent legislative changes have had, and will likely continue to have, a significant impact on the life science industry. In addition, various legislative proposals related to the life science industry are introduced from time to time at the U.S. federal and state level, and any such proposals, if adopted, could have a significant impact on the life science industry.

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

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics) may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Such events, including rising trade tensions between the United States and China, other uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies with other countries, the large-scale invasion of Ukraine by Russia that began in February 2022 and resulting sanctions or other restrictive actions that the United States and other countries have imposed against Russia, an inflationary environment and the ongoing war in the Middle East, could adversely affect the Company’s business, financial condition or results of operations. Additionally, as a result of the 2024 U.S. election, the Republican Party currently controls both the executive and legislative branches of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Regulatory changes could result in greater competition from banks and other lenders with which the Company competes for lending and other investment opportunities. The U.S. may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the U.S. These market and economic disruptions could negatively impact the operating results of the Company’s Portfolio Investments. This could in turn materially reduce our net asset value and dividends and adversely affect the Company’s financial prospects and condition.

Additionally, the Federal Reserve raised the federal funds rate in 2022 and 2023. While the Federal Reserve cut its benchmark rate in the third and fourth quarters of 2024 and indicated that there may be additional rate cuts in 2025, future reductions to benchmark rates are not certain. Additionally, there can be no assurance that the Federal Reserve will not return to making upwards adjustments to the federal funds rate in the future.

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

Public Health Crises Risk. Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of the Company’s control. These types of events have adversely affected and could continue to adversely affect operating results for the Company and for the Portfolio Investments. For example, the COVID-19 pandemic adversely impacted global commercial activity and contributed to significant volatility in the equity and debt markets. The COVID-19 pandemic and restrictive measures taken to contain or mitigate its spread caused, and any similar measures in the future may cause, business shutdowns, or the re-introduction of business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions, labor shortages, increased inflationary pressure and overall economic and financial market instability both globally and in the United States.

General Credit Risk. The Company is subject to significant credit risk (i.e., the risk that an issuer or borrower will default in the payment of principal and/or interest on an instrument) in light of its investment strategy. Credit risk also includes the risk that a counterparty to a derivatives transaction (e.g., a swap counterparty) will be unwilling or unable to meet its obligations. Financial strength and solvency of an issuer or borrower are the primary factors influencing credit risk. In addition, degree of subordination, lack or inadequacy of collateral or credit enhancement for a debt instrument may affect its credit risk. The degree of credit risk associated with any particular Portfolio Investment or any collateral relating thereto may be difficult or impossible for the Adviser to determine within reasonable standards of predictability. The Adviser utilizes various third parties that hold Company assets (such as the Company’s custodian and prime brokers) in implementing the Company’s investment strategy, and the Company will therefore also be subject to credit risk with respect to such entities.

Although most of the Company’s investments will not be rated by any credit rating agency, in some cases, the credit risk of some of the Company’s Portfolio Investments may be broadly gauged by the credit ratings of such Portfolio Investments. However, ratings are only the opinions of the agencies issuing them, may change less quickly than relevant circumstances, are not absolute guarantees of the quality of the rated securities and are subject to downgrade. Credit ratings and ratings agencies have recently been criticized for ratings which did not fully reflect the risks of certain securities or which did not reflect such risks in a timely manner. For most investments, however, the Adviser will rely on its own independent analysis of the credit quality and risks associated with individual securities considered for the Company, rather than relying on ratings agencies or third-party research. Therefore, the Adviser’s capabilities in analyzing credit quality and associated risks will be particularly important (especially since it is currently anticipated that most of the Company’s assets will not be rated by a ratings agency or will be rated below investment grade), and there can be no assurance that the Adviser will be successful in this regard. See also “— High Yield Debt and Unrated Securities” below.

General Leverage Risks. The Company employs leverage and otherwise incurs indebtedness with respect to its portfolio both on a recourse or non-recourse basis (including through guarantees, derivatives, forward commitments and reverse repurchase agreements). The Company is not required to take any action (including unwinding or liquidating any position) in the event that such guideline is exceeded subsequent to the borrowing date, whether in the event of changes in the market value of the Company’s portfolio or otherwise. Prospective investors in the Company should expect that the effective leverage utilized by the Company may exceed such guideline, which only applies to direct borrowings; for instance, economic leverage inherent in the Company’s derivatives transactions and other investments will not be counted for purposes of such guideline, notwithstanding that such investments will be subject to many of the leverage-related risks described herein. In addition, determinations relating to leverage are inherently subjective and will involve the exercise of discretion by the Adviser (for instance, the Adviser may deem the amount of the Company’s direct borrowings to be reduced by cash and cash equivalents held by the Company or by a counterparty). See “— Leveraged Companies” below.

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

Investments in Smaller and Middle-Market Companies. The Company generally invests in smaller and middle market companies. While smaller and middle market companies generally have potential for rapid growth, they often involve higher risks because they may lack the management experience, financial resources, product diversification, competitive strength and access to capital of larger companies. In addition, in many instances, the frequency and volume of the trading of securities for such companies may be substantially less than is typical of larger companies. As a result, the securities of smaller and middle market companies may be subject to wider price fluctuations. When liquidating positions in smaller and middle market companies, the Company may have to sell portfolio holdings at discounts from quoted prices or may have to make a series of small transactions over an extended period of time. Investments in such companies may also be particularly difficult to analyze due to (among other factors) limited attention from analysts and large institutional investors, limited access to liquidity sources and, in certain cases, limited publicly available financial information. With respect to the Company’s investments in SMEs and similar loans, the Company may receive less borrower information, receive less collateral and be subject to heightened default risk as compared to loans made to other types of entities.

Hedging Transactions and Related Risks. The Company may, but is not required to, engage in hedging transactions. In particular, as many of the Company’s Portfolio Investments are expected to consist of relatively illiquid securities whose price behavior is not particularly correlated to general fixed income or equity index returns, such Portfolio Investments are expected to be difficult or expensive to hedge, and as such the Company may not employ any hedging strategy in respect of such Portfolio Investments (including with respect to their credit risk).

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

Due Diligence Risk. When conducting due diligence and making an assessment regarding a Portfolio Investment, the Adviser relies on the resources available to it, including internal sources of information as well as information provided by third parties. The Adviser may at times be required to rely on limited or incomplete information during the due diligence process. The Adviser selects Portfolio Investments in part on the basis of information and data filed with various government regulators and publicly available or made directly available by prospective portfolio companies or third parties. The Adviser expects that it will not be in a position to confirm the completeness, genuineness or accuracy of such information and data, and will therefore be dependent upon the integrity of the management of the entities filing such information and of such portfolio companies and third parties providing such information. In addition, there can be no assurance that any consultants or experts engaged by the Adviser will accurately evaluate such Portfolio Investments. Investment analyses and decisions by the Adviser may be undertaken on an expedited basis to enable the Company to take advantage of investment opportunities with accelerated timelines. In such cases, the available information at the time of an investment decision may be limited, inaccurate and/or incomplete. Accordingly, the Adviser cannot guarantee that its due diligence investigations will reveal or highlight all relevant facts that may be necessary or helpful in evaluating investment opportunities. Furthermore, the Company bears its proportionate share of all due diligence-related fees, costs, expenses and liabilities (including in respect of investments that are not ultimately consummated); such fees, costs, expenses and liabilities may be significant and could reduce Company returns.

Interest Rate Risk. Interest rate risk refers to the risks associated with market changes in interest rates. In general, rising interest rates will negatively impact the price of fixed rate debt instruments and falling interest rates will have a positive effect on the price of such debt instruments. Many of the Company’s investments are expected to be variable rate loans with interest that adjusts with market rates. These loans will generally also react to interest rate changes in a similar manner although generally to a lesser degree

(depending, however, on the characteristics of the reset terms, including the index chosen, frequency of reset and reset caps or floors, among other factors).

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

To the extent the Company borrows money, or issues preferred Units to make investments, its net investment income will depend, in part, upon the difference between the rate at which the Company borrows funds or pays distributions on preferred Units and the rate at which it invests those funds. As a result, the Company can offer no assurance that a significant change in market interest rates will not have a material adverse effect on its net investment income in the event the Company uses debt to finance investments. In periods of rising interest rates, the Company’s cost of funds will increase because the interest rates on the amounts borrowed under the Company’s credit facilities or certain other financing arrangements will typically be floating, which could reduce the Company’s net investment income to the extent any Portfolio Investments have fixed interest rates, and the interest rate on Portfolio Investments with an interest rate floor (such as a SOFR (as defined below) floor) above then-current levels will not increase until interest rates exceed the applicable minimum interest rate floor. Rising interest rates may also increase the cost of debt for the Portfolio Investments, which could adversely impact the Portfolio Investment’s financial performance and ability to meet ongoing obligations to the Company. In periods of declining interest rates, the Company may earn less interest income from investments and the Company’s cost of funds will also decrease, to a lesser extent, if the Company’s outstanding indebtedness bears interest at fixed rates, resulting in lower net investment income.

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

Liquidity Risk. Most of the Company’s Portfolio Investments at any given time are expected to be illiquid, such that either no market exists for them or they are restricted as to their transferability under federal, state or foreign securities laws. Similarly, the Adviser may from time to time possess material, non-public information about an issuer, which could limit the ability of the Company to buy and sell Portfolio Investments. The illiquid nature of the Company’s positions may make it difficult, if not impossible, for the Company to (i) close out unprofitable positions and redeploy capital, except when a viable exit strategy can be developed (which may require a much longer commitment than the Adviser had anticipated), and (ii) meet margin calls or similar requirements of Company transaction counterparties to furnish additional liquid collateral. In addition, the sale of the Company’s investments may be made at substantial discounts and/or otherwise disadvantageous terms.

Inflation/Deflation Risk. Inflation risk results from the variation in the value of cash flows from a security due to inflation, as measured in terms of purchasing power. The Company is exposed to inflation risk with respect to any fixed rate investments that it makes, if any, because the interest rate the issuer has to pay the Company is fixed for the life of the security. To the extent that interest rates reflect the expected inflation rate, floating rate loans have a lower level of inflation risk.

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

Financial Fraud. Instances of fraud and other deceptive practices committed by management, employees or Service Providers of the Company’s Portfolio Investments or by other financial institutions may undermine the Adviser’s due diligence efforts with respect to, and/or negatively affect the valuation of, the Company’s Portfolio Investments. In addition, financial fraud may contribute to overall market volatility, which can negatively impact the Company’s investment program.

OFAC, FCPA and Related Considerations. Economic sanction laws in the U.S. and other jurisdictions may prohibit the Adviser, its personnel and the Company from transacting with or in certain countries and with certain individuals and companies. In the U.S., the U.S. Department of the Treasury’s Office of Foreign Assets Control administers and enforces laws, Executive Orders and regulations establishing U.S. economic and trade sanctions.

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

Risks Relating to Waivers or Deferrals of Covenants and Covenant-Lite Loans. The Company structures the debt investments in the Portfolio Investments to include business and financial covenants placing affirmative and negative obligations on the operation of the company’s business and its financial condition. However, from time to time the Company may elect to waive breaches of these covenants, including our right to payment, or waive or defer enforcement of remedies, such as acceleration of obligations or foreclosure on collateral, depending upon the financial condition and prospects of the particular Portfolio Investment. These actions may reduce the likelihood of the Company receiving the full amount of future payments of interest or principal and be accompanied by a deterioration in the value of the underlying collateral as many of these companies may have limited financial resources, may be unable to meet future obligations and may go bankrupt. This could negatively impact the Company’s ability to pay distributions, could adversely affect its results of operations and financial condition and cause the loss of all or part of your investment.

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

General Risks Related to the Company

Risk of Loss. An investment in the Company is highly risky. There can be no assurance that the Company will achieve its investment objective or any particular level of returns. An investor may lose all of its money by investing in the Company. Among other things, the Company may invest in assets that are underperforming or non-performing and/or in securities of issuers who are under financial stress. By their nature, such investments are considered speculative and entail substantial risks that are generally higher than the risks of investments in performing assets and securities of issuers that are not under financial stress. Any losses in the Company will be borne solely by investors in the Company and not by the Adviser or any of its respective affiliates (except to the extent they invest capital in the Company, in which case they, with respect to such capital invested, will bear their pro rata portion of such loss).

No Market for Units. Pursuant to the LLC Agreement, Units are not generally transferable and voluntary withdrawal of Units is not allowed. A Unitholder is not expected to be able to sell, assign or transfer its Units prior to an Exchange Listing. In addition, transfers of Units may be affected by restrictions on resales imposed by federal and state securities laws. The Units are not registered under the Securities Act or any state securities laws and may not be transferred unless registered under applicable federal and state securities laws or unless an exemption from such laws is available. While we may engage in an Exchange Listing in the future, there can be no assurance that an Exchange Listing will be consummated for Unitholders. Therefore, an investment in the Company must be considered illiquid and must only be made by persons that are able to bear the risk of their investment in the Company for an indefinite period of time.

Management Risk and Reliance on Management. The Company is subject to management risk because the Adviser actively manages its investment portfolio. The Adviser will apply investment and disposition techniques and risk analyses in making investment and disposition decisions for the Company, but there can be no guarantee that these will produce the desired results. In addition, as Unitholders may not participate in the management of the Company, only investors who are willing to entrust all aspects of the management of the Company to the Adviser should subscribe for Units.

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

Referral Relationships with Financial Sponsors. The Adviser expects that the professional staff of the Adviser will maintain and develop their relationships with financial sponsors, including venture capital sponsors, and the Company will rely to a significant extent upon these relationships to provide the Company with potential investment opportunities. If the professional staff of the Adviser fail to maintain their existing relationships or develop new relationships with other sponsors or sources of investment opportunities, the Company will not be able to grow its investment portfolio. In addition, individuals with whom the professional staff of the Adviser have relationships are not obligated to provide the Company with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for the Company. If the Adviser is unable to source investment opportunities, the Company may hold a greater percentage of its assets in cash and cash equivalents than anticipated, which could impact potential returns on the Company’s portfolio.

Recourse to the Company’s Assets. The Company’s assets, including any Portfolio Investments made by the Company and any capital held by the Company, are available to satisfy all liabilities and other obligations of the Company. In addition, the Company may pledge its right to call capital from Unitholders. If the Company becomes subject to a liability, parties seeking to have the liability satisfied may have recourse to the Company’s assets generally and may not be limited to any particular asset, such as the Portfolio Investment giving rise to the liability. To the extent the Company chooses to use special-purpose entities for individual transactions to reduce recourse risk (and it may, but will be under no obligation to do so), the bona fides of such entities may be subject to later challenge based on a number of theories, including veil piercing or substantive consolidation.

Unspecified Use of Proceeds. The proceeds from the issuance of the Units are intended to be invested in Portfolio Investments. Unitholders will not have an opportunity to evaluate for themselves the relevant economic, financial and other information regarding the investments in which the proceeds from the issuance of the Units will be invested and, accordingly, are dependent upon the judgment and ability of the Adviser in investing and managing the capital of the Company.

Identification of Potential Investment Opportunities. There is no assurance that the Adviser’s analysis in this regard, as implemented, will take into consideration all appropriate factors or appropriately weigh the factors that are considered in its analysis, especially given the heightened difficulty of the analysis required to evaluate certain Portfolio Investments. In particular, catalysts and/or exit strategies that initially appear to be viable may be precluded over time due to economic, legal, political or other factors. In addition, because the successful implementation of the Company’s investment strategy depends, in part, on its ability to successfully predict and take advantage of changing market conditions, to the extent it is unable to do so, returns may be adversely affected. These considerations are particularly relevant in light of the current uncertain economic and regulatory environment. See “— Regulatory Risks Relating to the Company” below.

Competition; Potential for Insufficient Investment Opportunities. The business of identifying and effecting investments of the types contemplated by the Adviser is competitive and there can be no assurance that the Adviser will be able to identify and obtain a sufficient number of investment opportunities to invest the full amount of capital that may be committed to the Company. Increased competition for, or a diminishment in the available supply of, potential Portfolio Investments could result in lower returns on such Portfolio Investments. The Company may engage in auction or similar bidding processes with respect to certain Portfolio Investments, which processes are often highly competitive and may involve numerous other bidders about which the Company possesses limited or no information; as a result, the foregoing considerations will be applicable with respect to any such processes.

Insufficient Capital for Follow-On Investments. Following its initial investment in a Portfolio Investment, the Company may have the opportunity to increase its investment in such Portfolio Investment. There is no assurance that the Company will make follow-on investments or that the Company will have sufficient resources to, or be permitted to, make such investments. Any decision not to make follow-on investments or the Company’s inability to make them may have a substantial negative impact on the company in need of such an investment, may result in missed opportunities for the Company or may result in dilution of the Company’s investment.

Concentration of Portfolio Investments. The Company is classified as a non-diversified investment company within the meaning of the 1940 Act, which means that it is not limited by the 1940 Act with respect to the proportion of its assets that it could invest in a single issuer. To the extent that the Company assumes large positions in the securities of a small number of issuers, the Company’s NAV could fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We could also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. The Company has a broad and flexible investment mandate, and, beyond the asset diversification requirements associated with the Company’s intention to comply with the requirements to qualify as a RIC for U.S. tax purposes, and except as noted above, the Company is not subject to any limits or proportions with respect to the mix of permitted Portfolio Investments. As a result, the Company’s Portfolio Investments could potentially be concentrated in relatively few strategies, issuers, industries, markets, geographies or investment types. Such non-diversification would make the Company more susceptible to risks associated with a single economic, political or regulatory occurrence than a more diversified portfolio might be. The Company could be subject to significant losses if it holds a relatively large position in a single strategy, issuer, industry, market, geographic region or a particular type of Portfolio Investment that declines in value, and the losses could increase even further if the Portfolio Investments cannot be liquidated without adverse market reaction or are otherwise adversely affected by changes in market conditions or circumstances.

Third-Party Involvement. The Company may hold a portion of its investments through partnerships, joint ventures, securitization vehicles or other entities with third-party investors (collectively, “joint ventures”). Joint venture investments involve various risks, including the risk that the Company will not be able to implement investment decisions or exit strategies because of limitations on the Company’s control under applicable agreements with joint venture partners, the risk that a joint venture partner may become bankrupt or may at any time have economic or business interests or goals that are inconsistent with those of the Company, the risk that a joint venture partner may be in a position to take action contrary to the Company’s objectives, the risk of liability based upon the actions of a joint venture partner and the risk of disputes or litigation with such partner and the inability to enforce fully all rights (or the incurrence of additional risk in connection with enforcement of rights) one partner may have against the other, including in connection with foreclosure on partner loans, because of risks arising under state law. In addition, the Company may be liable for actions of its joint venture partners.

Leveraged Companies. The Company will invest in Portfolio Investments whose capital structures have significant leverage. Such Portfolio Investments are inherently more sensitive to declines in revenues and asset values and to increases in expenses and interest rates. The leveraged capital structure of such Portfolio Investments will increase the exposure of the Portfolio Investments to adverse economic factors such as downturns in the economy or deterioration in the condition of the Portfolio Investment, its underlying assets or its industry. Additionally, the securities acquired by the Company may be the most junior securities in what may be a complex capital structure, and thus subject to the greatest risk of loss.

Portfolio Turnover. The Company will not place any limit on the rate of portfolio turnover, and Portfolio Investments may be sold or otherwise disposed of without regard to the time they have been held when, in the judgment of the Adviser, investment considerations warrant such action. A high rate of portfolio turnover involves correspondingly greater expenses than a lower rate, may act to reduce the Company’s investment gains or create a loss for investors and may result in significant tax costs for investors depending on the tax provisions applicable to such investors.

No Assurance of Cash Distributions. Subject to the Board’s discretion and applicable legal restrictions, the Company expects to declare and pay distributions quarterly. The Company expects to pay these distributions out of assets legally available for distribution. However, there are no assurances that the Company will achieve investment results that will allow a targeted level of cash distributions or year-to-year increases in cash distributions. All distributions that are made will be at the discretion of the Board and will depend on earnings, financial condition, maintenance of RIC status and other factors as the Board may deem to be relevant. The Company’s ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this annual report on Form 10-K. If the Company violates certain covenants under its existing or future credit facilities or other leverage, the Company may be limited in its ability to make distributions. To the extent the Company makes distributions to Unitholders that include a return of capital, such portion of the distribution essentially constitutes a return of the Unitholder’s investment. In addition, the inability to satisfy the asset coverage test applicable to a BDC may limit the Company’s ability to pay distributions. There can be no assurances that the Company will pay distributions to Unitholders in the future.

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

U.S. Dollar Denomination of Units. Units are denominated in U.S. Dollars. Investors subscribing for Units in any country in which U.S. Dollars are not the local currency should note that changes in the rate of exchange between U.S. Dollars and such currency may have an adverse effect on the value, price or income of the investment to such investor. There may be foreign exchange regulations applicable to investments in non-U.S. currencies in certain jurisdictions. Each prospective investor should consult with its own counsel and advisors as to all legal, tax, financial and related matters concerning an investment in the Units.

Forward-Looking Statements. This annual report on Form 10-K contains forward-looking statements, including observations about market and industry and regulatory trends as of the original date of this annual report on Form 10-K. Those forward-looking statements reflect the Company’s and the Adviser’s current view in respect of future events. Actual events could differ materially from those in the forward-looking statements as a result of factors beyond the Adviser’s or the Company’s control. Investors are cautioned not to place undue reliance on such statements. No party has an obligation to update any of the forward-looking statements in this annual report on Form 10-K.

Projections. The Company may rely upon projections, forecasts or estimates developed by the Adviser, the Company or an issuer in which the Company is invested concerning the issuer’s future performance and cash flow. Projections, forecasts and estimates are forward-looking statements, are inherently uncertain and are based upon certain assumptions. Actual events are difficult to predict and beyond the Company’s control. Actual events may differ from those assumed. Some important factors which could cause actual results to differ materially from those in any forward-looking statements include changes in interest rates; domestic and foreign business, market, financial or legal conditions; leverage amounts and costs; and the degree to which the Portfolio Investments are hedged and the effectiveness of such hedges. Accordingly, there can be no assurance that estimated returns or projections can be realized or that actual returns or results will not be materially lower than those estimated therein.

Valuation of Illiquid Assets. It is expected that substantially all of the Company’s investments will be in securities or other financial instruments for which market quotations are not available. The process of valuing securities for which reliable market quotations are not available is based on inherent uncertainties, and the resulting values may differ from values that would have been determined had a ready market existed for such securities from values placed on such securities by other investors and from prices at which such securities may ultimately be sold. In addition, third-party pricing information may at times not be available regarding certain of the Company’s assets or, if available, may not be considered reliable. In particular, recent disruptions in the credit markets have resulted in a severe lack of liquidity for many securities, making them more difficult to value and, in many cases, putting significant downward pressure on prices. Subject to approval by the Board, the Adviser will determine the fair value of securities, loans or other instruments for which market quotes are not readily available (or if extraordinary events occur after the last readily available quotation). The Board will (1) periodically assess and manage valuation risks; (2) establish and apply fair value methodologies; (3) test fair value methodologies; (4) oversee and evaluate third-party pricing services, as applicable; (5) oversee the reporting required by Rule 2a-5 under the 1940 Act; and (6) maintain recordkeeping requirements under Rule 2a-5. There can be no assurance that such valuations will be reliable, accurate or reflective of the prices at which such investments are ultimately realized. In addition, certain of the securities or other assets that the Company seeks to sell or acquire via cross trade may be illiquid and difficult to value, therefore there can be no assurance that such valuation will be accurate.

Assets Believed to Be Undervalued or Incorrectly Valued. Securities that the Adviser believes are fundamentally undervalued or incorrectly valued may not ultimately be valued in the capital markets at prices and/or within the timeframe the Adviser anticipates. As a result, the Company may lose all or substantially all of its investment in any particular instance.

Model Risks. The Adviser may employ financial/analytical models to aid in the selection of the Portfolio Investments, to allocate investments across various strategies and risks and to determine the risk profile of the Company. If any such models are employed, the success of the Company’s investment activities will depend, in large part, upon the viability of these models. There can be no assurance that the models are currently viable, or will remain viable during the term of the Company, due to various factors, including the quality of the data input into the models and the assumptions underlying such models, which to varying degrees involve the exercise of judgment, as well as the possibility of errors in constructing or of using the model. Even if the models function as anticipated, they cannot account for all factors that may influence the returns on the Portfolio Investments. Also, there can be no assurance that the investment professionals utilizing the models will be able to (i) determine that any model is or will become not viable or not completely viable or (ii) notice, predict or adequately react to any change in the viability of a model. The use of a model that is not viable or not materially viable could, at any time, have a material adverse effect on the performance of the Company.

Regulatory Investigations or Third-Party Litigation. The Company as well as the Adviser and its affiliates participate in a highly regulated industry and are each subject to regulatory examinations in the ordinary course of business. There can be no assurance that the Company and the Adviser and/or any of its affiliates will avoid regulatory investigation and possible enforcement actions stemming therefrom. The Adviser is a registered investment adviser and, as such, is subject to the provisions of the Advisers Act. The Company and the Adviser are each, from time to time, subject to formal and informal examinations, investigations, inquiries, audits and reviews from numerous regulatory authorities both in response to issues and questions raised in such examinations or investigations and in connection with the changing priorities of the applicable regulatory authorities across the market in general. In addition, the new presidential administration will lead to leadership changes at a number of U.S. federal regulatory agencies with oversight over the Company’s industry. Any changes or reforms may impose additional costs or result in other limitations on the Company.

The Company’s investment activities may subject it to the risks and costs of becoming involved in litigation with third parties due to, among other reasons, the fact that different investor groups may have qualitatively different, and frequently conflicting, interests with respect to certain Portfolio Investments.

The risk of litigation with third parties will be elevated in situations where an issuer is stressed or distressed. See “— Litigation and Related Risks Associated with Origination and Servicing” above. The expense of defending against claims by third parties and paying any amounts pursuant to settlements or judgments, or bringing claims against third parties, would generally be borne by the Company and would reduce net assets. In addition, the Company’s investment activities may subject it to certain risks inherent in restructuring, bankruptcy and similar proceedings. See “— Risks Associated with Bankruptcy and Insolvency Cases” below.

Broad Indemnification. The Company and/or the Adviser on behalf of the Company may enter into various agreements or arrangements which limit the liability of its Service Providers, including the Adviser and its affiliates, the Administrative Coordinator, the Company’s custodian, and their affiliates, employees, officers and directors, and require the Company to indemnify and/or provide broad representations, warranties and covenants in favor of such persons. U.S. federal and state securities laws impose liabilities under certain circumstances on persons that cannot be waived by contract, other agreements or documents. Therefore, nothing in those agreements should be deemed or construed in a manner that purports to waive or limit any right to the extent prohibited by law.

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

Adverse Consequences of Default. A Unitholder in default with respect to its unfunded Commitment may experience material adverse effects on its investment. When a Unitholder defaults, the Board, in its discretion, may cause the defaulting Unitholder to forfeit a portion of the distributions to which the defaulting Unitholder may otherwise have been entitled. The Board may also require a forced sale of the defaulting Unitholder’s interest. In addition, the Board may pursue any available legal or equitable remedies, with the expenses of collection of the unpaid amount, including attorneys’ fees, to be paid by the defaulting Unitholder.

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

Distributions in Kind. If distributions are made of assets held by the Company in lieu of cash, the amount of any such distribution will be accounted for at the fair market value of such assets as determined in accordance with procedures set forth in the LLC Agreement. An independent appraisal generally will not be required and is not expected to be obtained. Assets distributed in kind may not be readily marketable or disposable, and Unitholders therefore must be prepared to bear the risks of owning such assets for an indefinite period of time (and to incur costs and expenses in connection with any disposition thereof). In addition, there can be no assurance that the value of such assets as determined in accordance with procedures set forth in the LLC Agreement will ultimately be realized.

Risks Related to the Russian Invasion of Ukraine. On February 24, 2022, the Russian military commenced a full-scale invasion of Russia’s pre-positioned forces into Ukraine, which could have a negative impact on the economy and business activity globally (including in the countries in which the Company invests), and therefore could adversely affect the performance of the Portfolio Investments. Following such invasion, the United States and several European nations announced sanctions against Russia. Furthermore, the conflict between the two nations and the varying involvement of the United States and other NATO countries could preclude prediction as to their ultimate adverse impact on global economic and market conditions, and, as a result, presents material uncertainty and risk with respect to the Company and the performance of its investments or operations, and the ability of the Company to achieve its investment objectives. Additionally, to the extent that third parties, investors, or related customer bases have material operations or assets in Russia or Ukraine, they may have adverse consequences related to the ongoing conflict.

Risks Related to Electronic Communications/Cybersecurity Risk. The Company provides to Unitholders statements, reports and other communications relating to the Company and/or the Unitholder’s interest in electronic form, such as e-mail or via a password protected website (“Electronic Communications”).

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

As the Company’s reliance on computer hardware and software systems, data processing systems, and other technology has increased, so have the risks posed to such systems, both those the Adviser controls and those provided by third-party vendors. Cyber-attacks may originate from a wide variety of sources, and while the Adviser has implemented processes, procedures, and internal controls designed to mitigate cybersecurity risks and cyber-attacks, these measures do not guarantee that a cyber-attack will not occur or that the Company’s financial results, operations, or confidential information, personal, or other sensitive information will not be negatively impacted by such an incident, especially because the techniques of threat actors change frequently and are often not recognized until launched. The Adviser relies on industry accepted security measures and technology to securely maintain confidential and proprietary information maintained on its information systems, as well as on policies and procedures to protect against the unauthorized or unlawful disclosure of confidential, personal, or other sensitive information. Although the Adviser takes protective measures and endeavors to strengthen its computer systems, software, technology assets, and networks to prevent and address potential cyber-attacks, there can be no assurance that any of these measures prove effective. The Adviser expects to be required to devote increasing levels of funding and resources, which may in part be allocated to the Company, to comply with evolving cybersecurity and privacy laws and regulations and to continually monitor and enhance its cybersecurity procedures and controls. In addition, the Company, the Adviser, the Administrative Coordinator, or their employees, if any, may also be the target of fraudulent emails or other targeted attempts to gain unauthorized access to confidential, personal, or other sensitive information. Many jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal information, with which the Company and the Adviser must comply in the event of a security incident or cyber-attack. The result of any security incident or cyber-attack may include disrupted operations, misstated or unreliable financial data, fraudulent transfers or requests for transfers of money, liability for stolen information (including personal information), investigations, misappropriation of assets, increased cybersecurity protection and insurance costs, litigation and damage to the Company’s business relationships, regulatory fines or penalties, or other adverse effects on its business, financial condition or results of operations. The Adviser may be required to expend significant additional resources to modify its protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks related to cyber-attacks. The rapid evolution and increasing prevalence of artificial intelligence technologies may also increase cybersecurity risks.

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

Risks Related to Data Protection and Privacy Laws. The Company and the Adviser and its affiliates are subject to numerous laws and regulations in various jurisdictions relating to privacy and the storage, sharing, use, processing, disclosure and protection of information that the Company and the Adviser hold. The SEC has adopted changes to Regulation S-P, which requires, among other things, that registered investment advisers notify affected individuals of a breach involving their personal information when there has been an incident that rises to the level of being a reportable breach. In general, these laws and regulations introduce many new obligations on the Company, the Adviser and its affiliates and Service Providers and create new rights for parties who have given any of us their personal information, such as investors and others. The scope of data protection and privacy laws and regulations is rapidly evolving, and such laws and regulations are subject to differing interpretations. Any inability or perceived inability to adequately address privacy concerns or comply with applicable laws and regulations, even if unfounded, could result in regulatory and third-party liability, increased costs, disruption to the Company’s operations and reputational damage. Obligations to which the Company and/or the Adviser and its affiliates are subject impose compliance costs and risks of penalties, which could increase significantly as such laws and regulations evolve globally. Moreover, as data protection and privacy laws and regulations continue to develop, it could be more difficult and/or more costly for the Company and/or the Adviser and its affiliates to collect, store, use, transmit and process personal information.

While the Company and the Adviser and its affiliates take reasonable efforts to comply with data protection and privacy laws and regulations, it is possible that the Company and the Adviser will not be able to accurately anticipate the ways in which regulators and courts will apply or interpret these laws, and there can be no assurance that Company and/or the Adviser and its affiliates will not be subject to regulatory or individual legal action, including fines, in the event of a security incident, alleged non-compliance with applicable data protection and privacy laws or regulations or other claim that an individual’s privacy rights have been violated. Many regulators have indicated an intention to take more aggressive enforcement actions regarding data privacy matters, and private litigation resulting from such matters is increasing and resulting in large judgments and settlements.

Financial Services Industry Risks. Cash not held in custody accounts and held by the Company, the Adviser and the Portfolio Investments in non-interest-bearing and interest-bearing operating accounts could, at times, exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, the Company, the Adviser, or the Portfolio Investments could lose all or a portion of those amounts held in excess of such insurance limits. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which could adversely affect the Company, the Adviser’s and the Portfolio Investments’ business, financial condition, results of operations, or prospects.

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

Technological Innovation Risks. Technological innovations have disrupted traditional approaches in multiple industries and can permit younger companies to achieve success and in the process disrupt markets and market practices. The Company can provide no assurance that new businesses and approaches will not be created that would compete with the Company and/or the Portfolio Investments or alter the market practices in which the Adviser and its affiliates and the Company have been designed to function within and on which the Company depends on for the Company’s investment return. New approaches could damage the Company’s investments, disrupt the market in which the Company operates and subject the Company to increased competition, which could materially and adversely affect the Company’s business, financial condition and results of investments.

Machine Learning Technology Risks. Recent technological advances in artificial intelligence and machine learning technology (“Machine Learning Technology”) pose risks to the Company and its Portfolio Investments. The Company and its Portfolio Investments could be exposed to the risks of Machine Learning Technology if third-party service providers or any counterparties use Machine Learning Technology in their business activities. The Company and the Adviser are not in a position to control the use of Machine Learning Technology in third-party products or services. Use of Machine Learning Technology could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming part accessible by other third-party Machine Learning Technology applications and users. Machine Learning Technology and its applications continue to develop rapidly, and the Company cannot predict the risks that may arise from such developments.

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

Corporate Social Responsibility Risks. The Company’s business (including that of its Portfolio Investments) faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. If the Company’s ESG ratings or performance do not meet the standards set by such investors or the Company’s stockholders, they may choose to exclude the Company’s securities from their investments. In addition, investment in funds that specialize in companies that perform well in such assessments remain popular, and major institutional investors have publicly discussed their consideration of such ESG ratings and measures in making their investment decisions.

The Company risks damage to its brand and reputation if it fails to act responsibly in a number of areas, including, but not limited to, human rights, climate change, environmental stewardship, support for local communities, corporate governance, transparency and consideration of ESG factors in the Company’s investment processes. Adverse incidents with respect to ESG activities could impact the value of the Company’s brand, its relationship with existing and future Portfolio Investments, the cost of the Company’s operations and relationships with investors, all of which could adversely affect its business and results of operations.

However, regional and investor specific sentiment may differ in what constitutes a material positive or negative ESG corporate practice. There is no guarantee that the Company’s ESG and sustainability practices will uniformly fit every investor’s definition of best practices for all environmental, social and governance considerations across geographies and investor types. At the same time, “anti-ESG” sentiment has also gained momentum across the U.S., with a growing number of states, federal agencies, the executive branch and Congress having enacted, proposed or indicated an intent to pursue “anti-ESG” policies, legislation or issued related legal opinions and engaged in related investigations and litigation. If investors subject to “anti-ESG” legislation view the Adviser’s responsible investing or ESG practices as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in the Company and it could negatively impact the price of the Company’s common stock. In addition, corporate diversity, equity and inclusion (“DEI”) practices have recently come under increasing scrutiny. For example, some advocacy groups and federal and state officials have asserted that the U.S. Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters and several media campaigns and cases alleging discrimination based on such arguments have been initiated since the decision. Additionally, in January 2025, President Trump signed a number of Executive Orders focused on DEI, which indicate continued scrutiny of DEI initiatives and potential related investigations of certain private entities with respect to DEI initiatives, including publicly traded companies. If we do not successfully manage expectations across varied stakeholder interests, it could erode stakeholder trust, impact our reputation and constrain our investment opportunities. Such scrutiny of both ESG and DEI related practices could expose the Adviser to the risk of litigation, investigations or challenges by federal or state authorities or result in reputational harm.

There is also regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of ESG factors in order to allow investors to validate and better understand sustainability claims. For example, the SEC sometimes reviews compliance with ESG commitments in examinations and has taken enforcement actions against registered investment advisers for not establishing adequate or consistently implementing ESG policies and procedures to meet ESG commitments to investors. In March 2024, the SEC adopted rules aimed at enhancing and standardizing climate-related disclosures; however, these rules are stayed pending the outcome of consolidated legal challenges in the Eighth Circuit Court of Appeals. At the state level, in October 2023, California enacted legislation that will ultimately require certain companies that do business in California to publicly disclose their Scopes 1, 2, and 3 greenhouse gas emissions, with third party assurance of such data, and issue public reports on their climate-related financial risk and related mitigation measures. Compliance with any new laws or regulations increases our regulatory burden and could result in increased legal, accounting and compliance costs, make some activities more difficult, time-consuming and costly, affect the manner in which the Company or the Company’s portfolio companies conduct the Company’s businesses and adversely affect the Company’s profitability.

The Company and its Portfolio Investments are subject to the risk that ESG and sustainability measures might continue to be introduced. Additionally, compliance with any new laws or regulations increases the Company’s regulatory burden and could make compliance more difficult and expensive, affect the manner in which the Company or its Portfolio Investments conduct its businesses and adversely affect the Company’s profitability.

Climate Change Risks. There may be evidence of global climate change. Climate change creates physical and financial risks and some of the Company’s Portfolio Investments may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of the Company’s Portfolio Investments if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect the financial condition of some of the Company’s Portfolio Investments through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions. Energy companies could also be affected by the potential for lawsuits against or taxes or other regulatory costs imposed on greenhouse gas emitters, based on links drawn between greenhouse gas emissions and climate change.

Risks Related to RICs and BDCs

Failure to Qualify as a RIC. Although the Company has elected to be treated as a RIC, no assurance can be given that it will be able to qualify for and maintain qualification as a RIC. To obtain and maintain qualification as a RIC, the Company must meet source-of-income, asset diversification, and distribution requirements on an ongoing basis.

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

Recognizing Income Before or Without Receiving Cash. For U.S. federal income tax purposes, the Company will include in income certain amounts that the Company has not yet received in cash, such as the accrual of original issue discount (“OID”). This may arise if the Company receives warrants in connection with the making of a loan and in other circumstances, or through contracted payment-in-kind (“PIK”) interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such OID, which could be significant relative to the Company’s overall investment activities, and increases in loan balances as a result of contracted PIK arrangements will be included in income before the Company receives any corresponding cash payments. The Company also may be required to include in income certain other amounts that the Company will not currently receive in cash.

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

Tax Considerations Regarding Dividends for Private BDCs. The Company does not currently qualify as a “publicly offered regulated investment company,” as defined in the Code. Accordingly, U.S. individual and other non-corporate Unitholders will be taxed as though they received a distribution of some of the Company’s expenses. A “publicly offered regulated investment company” is a RIC whose Units are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market, or (iii) held by at least 500 persons at all times during the taxable year. The Company anticipates that it will not qualify as a publicly offered RIC for the 2024 tax year, and cannot determine when it will qualify as a publicly offered RIC. Since the Company is not a publicly offered RIC, a non-corporate Unitholder’s allocable portion of the Company’s affected expenses, including a portion of its management fees, will be treated as an additional distribution to the Unitholders. A non-corporate Unitholder’s allocable portion of these expenses are treated as miscellaneous itemized deductions that are not currently deductible by such Unitholder (and beginning in 2026, will be deductible by such Unitholder for regular U.S. federal income tax purposes but not for alternative minimum tax purposes only to the extent they exceed 2% of such Unitholder’s adjusted gross income).

Potential Dividend Deferrals. In order to maintain its tax status as a RIC following its election to be treated as a RIC, the Company must distribute to Unitholders for each taxable year at least 90% of its investment company taxable income (i.e., net ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses). If the Company qualifies for taxation as a RIC, it generally will not be subject to corporate-level U.S. federal income tax on its investment company taxable income and net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) that it timely distributes to Unitholders. The Company will be subject to a 4% U.S. federal excise tax on undistributed earnings of a RIC unless it distributes each calendar year at least the sum of (i) 98.0% of its ordinary income for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which it paid no U.S. federal income tax.

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

Due to events such as the COVID-19 pandemic, certain regional bank failures, the Russian invasion of Ukraine, the ongoing war in the Middle East or other disruptions in the economy, the Company may take certain actions with respect to the timing and amounts of its distributions in order to preserve cash and maintain flexibility. For example, the Company may reduce and/or defer dividends to the following year as discussed above. To further preserve cash, the Company may combine these deferrals of dividends with one or more distributions that are payable partially in Units as discussed below under “In-Kind Dividend Considerations.”

In-Kind Dividend Considerations. The Company may distribute taxable dividends that are payable in part in Units. In accordance with certain applicable U.S. Treasury regulations and published IRS guidance, a RIC may treat a distribution of its own shares as fulfilling the RIC distribution requirements if each Unitholder may elect to receive the entire distribution in either cash or shares of the RIC. The IRS has published a revenue procedure indicating that, in the case of publicly offered RICs, this rule will apply where the total amount of cash to be distributed is not less than 20% of the total distribution. Under this revenue procedure, if too many Unitholders elect to receive cash, the cash available for distribution must be allocated among the Unitholders electing to receive cash (with the balance of the distribution paid in Units). Because the Company is not currently a publicly offered RIC, its ability to rely on the revenue procedure and other guidance is uncertain. If the Company elects to pay a distribution in its own Units consistent with the revenue procedure and other guidance, for U.S. federal income tax purposes, the amount of the dividend paid in Units will be equal to the amount of cash that could have been received instead of Units. Taxable Unitholders receiving such dividends will be required to include the amount of the dividends as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of the Company’s current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a Unitholder may be required to pay tax with respect to such dividends in excess of any cash received, and the Company may be required to withhold U.S. tax with respect to dividends payable in Units to non-U.S. Unitholders.

Changes in Tax Law. Legislative or other actions relating to taxes could have a negative effect on the Company. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. New legislation and any other tax law developments including new or revised U.S. Treasury regulations, administrative interpretations or court decisions, could negatively and perhaps retroactively affect the U.S. federal income tax consequences to the Company and the Company’s Unitholders, or could have other adverse consequences. Investors are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in the Company.

Permissible Incurred Leverage. Leverage magnifies the potential for loss on investments and on invested equity capital. As the Company uses leverage to partially finance its investments, Unitholders will experience increased risks of investing in the Company’s securities. If the value of the Company’s assets increases, then leveraging would cause the NAV attributable to the Company’s Units to increase more sharply than it would have had the Company not leveraged. Conversely, if the value of the Company’s assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had the Company not leveraged its business. Similarly, any increase in the Company’s income in excess of interest payable on the borrowed funds would cause net investment income to increase more than it would without the leverage, while any decrease in the Company’s income would cause net investment income to decline more sharply than it would have had the Company not borrowed. Such a decline could negatively affect the Company’s ability to pay dividends on Units, scheduled debt payments or other payments related to securities. Leverage is generally considered a speculative investment technique.

Distribution and Asset Coverage Ratio Requirements. In order to satisfy the requirements applicable to RICs and to avoid payment of excise taxes, the Company intends to distribute to Unitholders substantially all of its ordinary income and capital gain net income except for certain net capital gains, which it intends to retain and to elect to treat as deemed distributions to Unitholders. The Company may issue debt securities, other evidences of indebtedness or preferred Units, and may borrow money from banks or other financial institutions, which are referred to collectively herein as “senior securities,” up to the maximum amount permitted by the 1940 Act. The 1940 Act permits the Company to issue senior securities in amounts such that its asset coverage, as defined in the 1940 Act, equals at least 150% after each issuance of senior securities. The Company’s ability to pay dividends or issue additional senior securities would be restricted if the asset coverage ratio were not at least 150%. If the value of the Company’s assets declines, the Company may be unable to satisfy this test. If that happens, the Company may be required to liquidate a portion of its investments and repay a portion of its indebtedness at a time when such sales or repayment may be disadvantageous. As a result of issuing senior securities, the Company will also be exposed to typical risks associated with leverage, including an increased risk of loss. If the Company issues preferred Units, such preferred Units will rank “senior” to common Units in the Company’s capital structure, preferred Unitholders will have separate voting rights for certain purposes and may have rights, preferences or privileges more favorable than those of the Company’s common Units and the issuance of preferred Units could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for Unitholders or otherwise be in the best interest of Unitholders.

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

Unrealized Depreciation. As a BDC, the Company is required to carry investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by the Board. Decreases in the market values or fair values of investments will be recorded as unrealized depreciation. Any unrealized depreciation in the Company’s loan portfolio could be an indication of a Portfolio Investment’s inability to meet its repayment obligations with respect to the loans whose market values or fair values decreased. This could result in realized losses in the future and ultimately in reductions of income available for distribution in future periods.

Qualifying Asset Requirements. As a BDC, the Company may not acquire any assets other than “qualifying assets” unless, at the time of such acquisition, at least 70% of its total assets are qualifying assets. Therefore, the Company may be precluded from investing in what it believes are attractive investments if such investments are not qualifying assets. Similarly, these rules could prevent the Company from making additional investments in existing Portfolio Investments, which could result in the dilution of its position, or could require disposal of investments at an inopportune time to comply with the 1940 Act. If the Company were forced to sell non-qualifying investments for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments. Conversely, if the Company failed to invest a sufficient portion of assets in qualifying assets, it could lose status as a BDC, which would subject the Company to substantially more regulatory restrictions and significantly decrease operating flexibility.

Regulatory Risks Relating to the Company

Exemptive Relief. The Company and the other BDCs for which SLR is the investment adviser (SLR Investment Corp. (Nasdaq: SLRC) (“SLRC”), SCP Private Credit Income BDC LLC (“PCI BDC”) and SLR HC BDC LLC (“HC BDC,” and, together with SLRC and PCI BDC, the “SLR BDCs”) are substantially limited in their ability to co-invest in privately negotiated transactions with affiliated funds other than as permitted by the Order. While the Order permits the Company to participate in negotiated co-investment transactions with the SLR BDCs and other affiliated funds, such participation is subject to numerous conditions. If the Company and the SLR BDCs are unable to comply with these conditions or are otherwise unable to rely on the Order for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although SLR will endeavor to allocate investment opportunities in a fair and equitable manner, the Company could be adversely affected to the extent investment opportunities are allocated among the Company and other investment vehicles managed or sponsored by, or affiliated with SLR and its affiliates, including the SLR BDCs, pursuant to the conditions of the Order.

Regulatory Risks Relating to the Company. Legal and regulatory changes could occur during the term of the Company that may adversely affect the Company. The Company may be subject to, and adversely affected by, new federal, state or non-U.S. laws or new regulation by the SEC, the Commodity Futures Trading Commission (the “CFTC”), the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the FDIC, the European Commission and other federal, state and non-U.S. securities or banking regulators, and other governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. The Company may also be adversely affected by changes in the enforcement or interpretation of existing statutes and rules by courts and/or these governmental regulatory authorities or self-regulatory organizations. For example, a recent court decision casts doubt on whether federal or state usury laws apply with respect to loans originated by national banks and then sold to non-bank investors such as the Company; this decision could significantly disrupt the bank loan secondary market and adversely impact the Company’s investment program. In addition, the approach taken by a federal court in the “Sun Capital” decision may significantly expand the scope of potential joint and several liability for pension obligations of portfolio companies commonly held by affiliated funds; this decision could create significant uncertainty with respect to such investments and adversely impact the Company. Moreover, legal and regulatory changes may adversely affect the Company’s ability to obtain financing by (among other things) reducing the availability of financing and/or adversely impacting financing costs and other terms.

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

Risks Related to Changes in Regulatory Policy. The U.S. government has recently called for significant changes to U.S. trade, healthcare, immigration, foreign and government regulatory policy, including, but not limited to, recent enactments and proposals to enact significant tariffs. Additionally, President Trump has directed various federal agencies to further evaluate key aspects of United States trade policy, and there continues to exist significant uncertainty about the future relationship between the United States and other countries with respect to the trade policies, treaties and tariffs. In this regard, there is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. There has been a corresponding meaningful increase in the uncertainty surrounding interest rates, inflation, foreign exchange rates, trade volumes and fiscal and monetary policy. To the extent the U.S. Congress or the current administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas.

Financial Services and Government Intervention. From time to time, certain governments and regulatory authorities, such as the U.S. federal government, the U.S. Federal Reserve and the governments and regulatory authorities of certain member countries of the EU, have taken actions to provide or arrange credit support to financial institutions whose operations have been compromised by credit market dislocations and to restore liquidity and stability to the financial system in such jurisdictions. The implementation of any current or future governmental interventions (which may be significantly altered or terminated prior to implementation or during their terms), and their impact on both the credit markets generally and the Company’s investment program in particular, are uncertain.

U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act. In response to disruptions in the credit markets and the global economic downturn, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law on July 21, 2010, which imposed a new regulatory framework over the U.S. financial services industry, non-U.S. financial entities that are regulated by or affiliated with entities regulated by U.S. financial regulators, and the consumer credit markets in general, and proposed and final regulations adopted thereunder, as well as proposed and final regulations to implement the Basel III regulatory capital accords. Given the broad scope and sweeping nature of such changes and the fact that certain final implementing rules and regulations have not yet been adopted or implemented, the potential impact of these actions on the Adviser and the Company is unknown, and no assurance can be made that the impact of such changes would not have a material adverse effect on the Adviser or the Company. For example, the U.S. Financial Stability Oversight Council (“FSOC”) created by the Dodd-Frank Act has the authority to designate asset management firms as a “systemically important financial institution” (“SIFI”). If the Adviser, or one of its affiliates, were designated as a SIFI, it would be subject to a variety of regulations, including capital requirements and limitations on leverage, which could have a material adverse effect on the ability of the Company to pursue its investment strategy. In addition, the Dodd-Frank Act created a new regulator for the credit industry in the U.S. known as the U.S. Consumer Financial Protection Bureau (“CFPB”). Future regulatory actions authorized by the Dodd-Frank Act (including any regulatory actions or other measures taken by the FSOC and/or the CFPB) may significantly reduce the profitability of the Company and its Portfolio Investments.

Changes to Derivatives Regulation. Through comprehensive global regulatory regimes impacting derivatives (e.g., the Dodd-Frank Act, European Market Infrastructure Regulation, Markets in Financial Investments Regulation/Markets in Financial Instruments Directive), certain over-the-counter derivatives transactions in which the Company may engage are either now or will soon be subject to various requirements, such as mandatory central clearing of transactions which include additional margin requirements and in certain cases trading on electronic platforms, pre-and post-trade transparency reporting requirements and mandatory bi-lateral exchange of initial margin for non-cleared swaps. The Dodd-Frank Act also created new categories of regulated market participants, such as “swap dealers,” “security-based swap dealers,” “major swap participants,” and “major security-based swap participants,” who are subject to significant new capital, registration, recordkeeping, reporting, disclosure, business conduct and other regulatory requirements. Even if the Company itself is not located in a particular jurisdiction or directly subject to the jurisdiction’s derivatives regulations, the Company may still be impacted to the extent the Company enters into a derivatives transaction with a regulated market participant or counterparty that is organized in that jurisdiction or otherwise subject to that jurisdiction’s derivatives regulations.

The effect of such requirements will be likely to (directly or indirectly) increase the Company’s overall costs of entering into derivatives transactions. In particular, new margin requirements, position limits and significantly higher capital charges resulting from new global capital regulations, even if not directly applicable to the Company, may cause an increase in the pricing of derivatives transactions entered into by market participants to whom such requirements apply or affect the overall ability of the Company to enter into derivatives transactions with certain counterparties. Administrative costs related to such requirements, such as registration, recordkeeping, reporting, and compliance, even if not directly applicable to the Company, may also be reflected in the Company’s derivatives transactions. Requirements to trade certain derivatives transactions on electronic trading platforms and trade reporting requirements may lead to (among other things) fragmentation of the markets, higher transaction costs or reduced availability of derivatives, and/or a reduced ability to hedge, all of which could adversely affect the performance of certain of the Company’s investing strategies. In addition, changes to derivatives regulations may impact the tax and/or accounting treatment of certain derivatives, which could adversely impact the Company.

In November 2020, the SEC adopted new rules regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations. BDCs that use derivatives will be subject to a value-at-risk leverage limit, certain other derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements would apply unless the BDC qualified as a “limited derivatives user,” as defined in the adopted rules. A BDC that enters into reverse repurchase agreements or similar financing transactions would need to aggregate the amount of indebtedness associated with the reverse repurchase agreements or similar financing transactions and could either (i) comply with the asset coverage requirements of Section 18 of the 1940 Act when engaging in reverse repurchase agreements or (ii) choose to treat such agreements as derivative transactions under the adopted rules. Under the adopted rules, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a Portfolio Investment, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this test, it is required to consider unfunded commitments for purposes of computing the BDC’s asset coverage. Collectively, these requirements may limit the Company’s ability to use derivatives and/or enter into certain other financial contracts.

Uncertainty of the U.S. Political Climate. The current administration has called for significant changes to U.S. trade, healthcare, immigration, foreign and government regulatory policy. In this regard, there is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. There has been a corresponding meaningful increase in the uncertainty surrounding interest rates, inflation, foreign exchange rates, trade volumes and fiscal and monetary policy. To the extent the U.S. Congress or the current administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although the Company cannot predict the impact, if any, of these changes to its business, they could adversely affect the Company’s business, financial condition, operating results and cash flows. Until the Company knows what policy changes are made and how those changes impact business and the business of its competitors over the long term, the Company will not know if, overall, it will benefit from them or be negatively affected by them.

“Bad Actor” Restrictions for Private Placements Conducted Under Rule 506 of Regulation D. An issuer is precluded from conducting offerings that rely on the exemption from registration under the Securities Act provided by Rule 506 of Regulation D (“Rule 506 Offerings”) if a “covered person” of the issuer has been the subject of a “disqualifying event” (each as defined below). “Covered persons” include, among others, the issuer, affiliated issuers, any investment manager or solicitor of the issuer, any director, executive officer or other officer participating in the offering of the issuer, any general partner or managing member of the foregoing entities, any promoter of the issuer and any beneficial owner of 20% or more of the issuer’s outstanding voting equity securities, calculated on the basis of voting power. A “disqualifying event” includes, among other things, certain (a) criminal convictions and court injunctions and restraining orders issued in connection with the purchase or sale of a security or false filings with the SEC, (b) final orders from the CFTC, U.S. Federal banking agencies and certain other regulators that bar a person from associating with a regulated entity or engaging in the business of securities, insurance or banking or that are based on certain fraudulent conduct, (c) SEC disciplinary orders relating to investment advisers, brokers, dealers and their associated persons, (d) SEC cease-and-desist orders relating to violations of certain anti-fraud provisions and registration requirements of the U.S. federal securities laws, (e) suspensions or expulsions from membership in a self-regulatory organization (“SRO”) or from association with an SRO member, and (f) U.S. Postal Service false representation orders.

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

Changes to Accounting Standards. The Financial Accounting Standards Board’s Accounting Codification Standards and updates, and additional provisions of U.S. generally accepted accounting principles (“U.S. GAAP”) (or to the extent applicable, International Financial Reporting Standards or other applicable accounting or financial reporting standards), that may be adopted in the future may impose additional, or different, specific requirements as to the valuation of assets and liabilities for purposes of U.S. GAAP-compliant financial reporting.

Licensing Requirements. Various licensing requirements could apply to the Company or the Adviser with respect to investments in, or the origination, holding, servicing and disposing of, loans and similar assets. The licensing requirements could apply depending on the location of the borrower, the location of the collateral securing the loan, or the location where the Company or the Adviser operates or has offices. Moreover, the Company’s ability to invest in certain properties, participate in the secondary mortgage market, obtain financing for investments, lease properties to tenants and/or engage in lending, advisory, servicing and/or broker activities may be subject to the issuance of permits or licenses. If the Company applies for such licenses, this process may be costly and take several months. There is no assurance that the Company will obtain all of the licenses that it desires or that the Company would not experience significant delays in seeking these licenses. In states and other jurisdictions in which it is licensed, the Company or the Adviser is required to comply with applicable laws and regulations, including possible information requirements and consumer protection and anti-fraud laws, which could impose restrictions on the Company’s or the Adviser’s ability to take certain actions to protect the value of its investments in such assets and impose compliance costs. Failure to comply with such laws and regulations could lead to, among other penalties, a loss of the Company’s or the Adviser’s license, which in turn could restrict the Company’s investment options or require the Company to divest assets located in or secured by real property located in that jurisdiction. These risks will also apply to issuers and entities in which the Company invests that hold similar assets, as well as any origination company or servicer in which the Company owns an interest.

Reporting Company Filing Requirements. As a BDC, the Company is subject to the reporting requirements of the 1934 Act and requirements of the Sarbanes-Oxley Act. These requirements may place a strain on systems and resources. The 1934 Act requires that the Company file annual, quarterly and current reports with respect to business and financial condition. The Sarbanes-Oxley Act requires that the Company maintain effective disclosure controls and procedures and internal controls over financial reporting, which are discussed below. In order to maintain and improve the effectiveness of disclosure controls and procedures and internal controls, significant resources and management oversight are required. The Company has implemented procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to reporting companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on business, financial condition, results of operations and cash flows. The Company incurs significant additional annual expenses related to these steps and, among other things, directors’ and officers’ liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, additional administrative expenses payable to the Administrative Coordinator to compensate them for hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses.

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

Documentation of Internal Controls. The Company is obligated to maintain proper and effective internal control over financial reporting, including the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act (“Section 404”). The Company is not required to comply with all of the requirements under Section 404 until the date it is no longer an emerging growth company under the JOBS Act. Accordingly, the Company’s internal controls over financial reporting do not currently meet all of the standards contemplated by Section 404 that they will eventually be required to meet.

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

Other Risks Related to Portfolio Investments

High Yield Debt and Unrated Securities. High yield securities are typically junior to the obligations of companies to senior creditors, trade creditors and employees. High yield securities and unrated securities (which are not rated by a rating agency) may be more susceptible to real or perceived adverse economic and competitive industry conditions than investment-grade securities. A projection of an economic downturn or of a period of rising interest rates, for example, could cause a decline in the prices of high yield securities and unrated securities, because the advent of a recession could lessen the ability of an issuer to make principal and interest payments on its debt obligations. In addition, such securities have historically experienced greater default rates than investment grade securities. The ability of holders of high yield debt to influence a company’s affairs will be substantially less than that of senior creditors, especially during periods of financial distress or following insolvency.

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

Analysis of creditworthiness of issuers of high yield and unrated securities may be more complex than for issuers of higher-quality fixed income securities. Since it is expected that most of the Company’s assets will not be rated by any rating agency or will be rated below investment grade, the Company is more dependent on the Adviser’s creditworthiness analysis than if the Company invested exclusively in higher-quality and rated securities. Securities rated below investment grade are often referred to as “leveraged loans,” “high yield” or “junk” securities, and may be considered “high risk” compared to debt instruments that are rated investment grade. See “— General Credit Risk” above.

Equity-Related Securities. As with other Portfolio Investments, the value of equity or equity-related securities held by the Company may be adversely affected by actual or perceived negative events relating to the issuer of such securities, the industry or geographic areas in which such issuer operates or the financial markets generally. However, equity securities may be even more susceptible to such events given their subordinate position in the issuer’s capital structure. As such, equity securities generally have greater price volatility than fixed income securities, and the market price of equity securities owned by the Company is more susceptible to moving up or down in a rapid or unpredictable manner. In addition, equity securities often lose a significant amount of their value and may become worthless as a result of a bankruptcy proceeding or reorganization.

Convertible Securities Risk. Convertible securities generally offer lower interest or dividend yields than non-convertible debt securities of similar quality. The market values of convertible securities tend to decline as interest rates increase and, conversely, to increase as interest rates decline. However, a convertible security’s market value tends to reflect the market price of the common stock of the issuing company when that stock price approaches or is greater than the convertible security’s “conversion price.” The conversion price is defined as the predetermined price at which the convertible security could be exchanged for the associated stock. As the market price of the underlying common stock declines, the price of the convertible security tends to be influenced more by the yield of the convertible security. Thus, it may not decline in price to the same extent as the underlying common stock. Generally, in the event of a liquidation of the issuing company, holders of convertible securities would be paid before the company’s common stockholders but after holders of any senior debt obligations of the company. Consequently, the issuer’s convertible securities generally entail less risk than its common stock but more risk than its debt obligations. There is also a risk that, under certain circumstances, a bankruptcy court may order that convertible securities are treated as equity.

The Company may invest in synthetic convertible securities, which are created through a combination of separate securities that possess the two principal characteristics of a traditional convertible security, i.e., an income-producing security (“income-producing component”) and the right to acquire an equity security (“convertible component”). The income-producing component is achieved by investing in non-convertible, income-producing securities such as bonds, preferred stocks and money market instruments. The convertible component is achieved by purchasing warrants or options to buy common stock at a certain exercise price, or options on a stock index. The values of synthetic convertible securities will respond differently to market fluctuations than a traditional convertible security because a synthetic convertible is composed of two or more separate securities or instruments, each with its own market value. Synthetic convertible securities are also subject to the risks associated with derivatives. In addition, if the value of the underlying common stock or the level of the index involved in the convertible element falls below the strike price of the warrant or option, the warrant or option may lose all value.

Preferred Securities Risk. In addition to credit risk, investment in preferred stocks involves certain other risks. Certain preferred stocks contain provisions that allow an issuer under certain conditions to skip or defer distributions. If the Company owns preferred stock that is deferring its distribution, the Company may be required to report income for U.S. federal income tax purposes despite the fact that it is not receiving current income on this position. Preferred stock often is subject to legal provisions that allow for redemption in the event of certain tax or legal changes or at the issuer’s call. In the event of redemption, the Company may not be able to reinvest the proceeds at comparable rates of return. Preferred stock is subordinated to bonds and other debt securities in an issuer’s capital structure in terms of priority for corporate income and liquidation payments and, therefore, will be subject to greater credit risk than those debt securities. Preferred stock may trade less frequently and in a more limited volume and may be subject to more abrupt or erratic price movements than many other securities, such as common stocks, corporate debt securities and U.S. government securities.

Forwards and Derivatives Transactions. The Company may engage in a variety of derivatives transactions. A derivative is a financial contract the value of which depends upon, or is derived from, the value of underlying assets, reference rates or indices. Derivatives may relate to securities, interest rates, currencies or currency exchange rates, inflation rates, commodities and related indices, and include foreign currency contracts, swap contracts, options, forward and futures contracts (including options thereon), repurchase or reverse repurchase agreements or other over-the-counter contracts. The Company may use derivatives for many purposes, including as a substitute for direct investment, as a way to adjust its exposure to various securities, markets and currencies without actually having to sell existing investments and/or make new investments, and as a means to hedge other investments and to manage liquidity and excess cash. The Company’s use of derivatives may result in losses, reduce the Company’s return, and/or increase the volatility of the Company (particularly since many derivatives are inherently leveraged), especially in unusual or extreme market conditions.

All derivatives transactions involve risks different from, and potentially greater than, the risks associated with investing directly in securities and other more traditional assets, including:

Market Risk. This is the general risk that the value of a particular investment or transaction will change in a way detrimental to the Company’s interests.

Management Risk. Derivatives contracts are specialized contracts that require investment techniques and risk analyses with additional levels of complexity associated with the underlying investments. In addition to risks associated with the underlying instruments, counterparty and unsecured risk (among others) need to be computed and tracked in relation to the Company’s overall risk profile.

Documentation Risk. Many derivatives transactions also have documentation risk. Because contracts for over-the-counter derivatives transactions are individually negotiated with specific counterparties, there exists the risk that the parties may interpret contractual terms (e.g., the definition of default) differently than the Company. If that occurs, the cost and unpredictability of the legal proceedings required for the Company to enforce its contractual rights may lead the Company to decide not to pursue its claims against the counterparty. The Company, therefore, assumes the risk that it may be unable to obtain payments the Adviser believes are owed to it under derivatives transactions, or those payments may be delayed or made only after the Company has incurred the costs of litigation. Also, payment amounts calculated in connection with standard industry conventions for resolving contractual issues (e.g., ISDA Protocols and auction processes) may be different than would be realized if a counterparty were required to comply with the literal terms of the derivatives transaction (e.g., physical delivery). There is little case law interpreting the terms of most derivatives or characterizing their tax treatment.

Regulatory Risk. The derivatives market is subject to various risks related to existing as well as new and evolving regulation both within and outside the U.S. Additional regulation of the derivatives markets may make derivatives more costly, may limit the availability of derivatives, or may otherwise adversely affect the value or performance of derivatives. Any such adverse future developments could impair the effectiveness of a Company’s derivatives transactions and cause the Company to lose value. They may also render certain strategies in which the Company might otherwise engage impossible or so costly that they will no longer be economical to implement. See “— Changes to Derivatives Regulation” above.

Other Risks. Derivatives also involve the risk that changes in their value may not correlate perfectly with the assets, rates or indices they are designed to track. Suitable derivatives may not be available in all circumstances. Under the terms of certain contracts governing derivatives transactions, the occurrence of certain events with respect to the Company (such as a decline in the Company’s NAV) may cause the Company’s derivatives transactions to be terminated early, including at an inopportune time or at an unfavorable price.

Warrants and Rights. The Company may purchase or otherwise receive warrants or rights. Warrants and rights generally give the holder the right to receive, upon exercise, a security of the issuer at a stated price. Risks associated with the use of warrants and rights are generally similar to risks associated with the use of options. Unlike most options, however, warrants and rights are issued in specific amounts, and warrants generally have longer terms than options. Warrants and rights are not likely to be as liquid as exchange-traded options backed by a recognized clearing agency. In addition, the terms of warrants or rights may limit the Company’s ability to exercise the warrants or rights at such time, or in such quantities, as the Company would otherwise wish.

Risks Relating to Reference Rates. The London Interbank Offered Rate (“LIBOR”) is an index rate that historically was widely used in lending transactions and was a common reference rate for setting the floating interest rate on private loans.

The ICE Benchmark Administration (“IBA”) (the entity that is responsible for calculating LIBOR) ceased providing overnight, one, three, six and twelve months USD LIBOR tenor on June 30, 2023. In addition, the United Kingdom’s Financial Conduct Authority (“FCA”), which oversees the IBA, now prohibits entities supervised by the FCA from using LIBORs, including USD LIBOR, except in very limited circumstances.

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

Risks Related to Economic Recessions. The recent macroeconomic environment is characterized by record-high inflation, supply chain challenges, labor shortages, strikes, work stoppages, labor disputes, supply chain disruptions and accidents, changing interest rates, foreign currency exchange volatility, volatility in global capital markets and concerns over actual and potential tariffs and sanctions, inflation and persistent recession risk. The risks associated with the Company’s and the Portfolio Investments’ businesses are more severe during periods of economic slowdown or recession.

Many of the Company’s Portfolio Investments may be susceptible to economic slowdowns or recessions and may be unable to repay its loans during these periods. As a result of these economic disruptions, the Company’s non-performing assets may increase and the value of its portfolio may decrease during these periods as the Company is required to record the values of its investments. Adverse economic conditions also may decrease the value of collateral securing some of the Company’s loans and the value of its equity investments at fair value. Economic slowdowns or recessions could lead to financial losses in the Company’s portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase the Company’s funding costs, limit its access to the capital markets or result in a decision by lenders not to extend credit to the Company. These events could prevent the Company from increasing investments and result in the Company’s receipt of a reduced level of interest income from the Company’s Portfolio Investments and/or losses or charge offs related to the Company’s investments, and, in turn, may adversely affect distributable income and have a material adverse effect on the Company’s results of operations.

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

The Company’s business is directly influenced by the economic cycle and could be negatively impacted by a downturn in economic activity in the U.S. as well as globally. Fiscal and monetary actions taken by U.S. and non-U.S. government and regulatory authorities could have a material adverse impact on our business. To the extent uncertainty regarding the U.S. or global economy negatively impacts consumer confidence and consumer credit factors, the Company’s business, financial condition and results of operations could be adversely affected. Moreover, Federal Reserve policy, including with respect to certain interest rates and the decision to end its quantitative easing policy, along with the general policies of the current Presidential administration, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. Market volatility, periods of rising interest rates, and/or a return to unfavorable economic conditions could adversely affect the Company’s business.

Risks Related to the U.S.’ Debt Ceiling. The significant debt in the U.S. is expected to hinder growth in the U.S. for the foreseeable future. In the future, the U.S. government may not be able to meet its debt payments unless the federal debt ceiling is raised. If legislation increasing the debt ceiling is not enacted, as needed, and the debt ceiling is reached, the U.S. federal government may stop or delay making payments on its obligations. Any default by the U.S. government on its obligations or any prolonged U.S. government shutdown could negatively impact the U.S. economy and our Portfolio Investments. In addition, concerns over the United States’ debt ceiling and budget-deficit have driven downgrades by rating agencies to the U.S. government’s credit rating. Downgrades by rating agencies to the U.S. government’s credit rating or concerns about its credit and deficit levels in general could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased U.S. government credit rating, any default by the U.S. government on its obligations, or any prolonged U.S. government shutdown, could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock. U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns or a recession in the U.S.

Risks Related to Portfolio Investment Monitoring and Involvement. The Company’s Portfolio Investments will require active monitoring and may, at times, involve participation in business strategy or reorganization proceedings. See “— Control Positions” below. The Company’s investment program may from time to time enable it to place representatives on the creditors’ or steering committees and/or the boards of directors of certain companies in which it has invested. While such involvement may enable the Adviser to enhance the value of the Company’s Portfolio Investments, it may also prevent the Company from freely disposing of such Portfolio Investments, while also exposing it to legal claims and adverse publicity (including claims of breach of duty of loyalty, securities claims and other management-related claims). In addition, if the Adviser’s representatives are serving as directors of companies which are in the “zone of insolvency,” such persons may have a fiduciary obligation to the creditors of such entity as well as the shareholders of such entity. The interests of such parties may be adverse to the interests of the Company. These fiduciary obligations may conflict with the Adviser’s obligation to the Company, and the Adviser may cause its representatives to resign from such positions in order to reduce such conflicts. Any involvement by the Adviser’s representatives (including through serving on a board of directors, or permanent or ad hoc creditors’ or steering committees) may also entail a substantial time commitment, which may limit such representatives’ ability to participate in other Company matters and investments.

Risks Associated with Bankruptcy and Insolvency Cases. If any issuers of securities held by the Company or any counterparties to the derivatives transactions and other transactions entered into by the Company, or any custodians of the Company’s assets or any obligors in connection with Portfolio Investments, are involved in bankruptcy proceedings, the Company will be subject to certain risks inherent in bankruptcy proceedings, including the duration, administrative costs and impact of a bankruptcy case on the value of assets administered in bankruptcy or on a company’s value (including that a bankruptcy case may damage or diminish a company’s relationship with its employees, customers and/or suppliers). Many of the events within a bankruptcy or insolvency case are adversarial and often beyond the control of the creditors. While creditors generally are afforded an opportunity to object to significant actions, or to demand that certain actions take place, there can be no assurance that a court would not approve actions or inaction which may be contrary to the interests of the Company.

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

Lack of Control over Investments. The Company invests in debt securities, but may hold a non-controlling interest in one or more Portfolio Investments. Such investments may not give the Company the ability to influence the management of the company or to elect a representative to the company’s board of directors. In addition, the management of the company or its shareholders may have economic or business interests which are inconsistent with those of the Company, and they may be in a position to take action contrary to the Company’s objectives. A non-controlling interest may be especially adverse to the Company in circumstances, such as certain stressed or distressed situations, where an element of control or influence might be beneficial to the subject investment.

Control Positions. The Company does not expect to, but may have a controlling interest in a Portfolio Investment (because of its equity ownership, representation on the board of directors and/or contractual rights) either on its own or, in certain cases, with another financial partner or investment fund (e.g., in accordance with the Company’s receipt of equity in connection with a restructuring). The exercise of control over a company may impose additional risks of liability for environmental damage, product defects, failure to supervise management, pension and other fringe benefits, violation of governmental regulations (including securities laws) or other types of related liability. If these liabilities were to arise, the Company might suffer a significant loss in such investment. In addition, if employees of the Adviser serve as directors of certain of the Portfolio Investments, including public companies, they will have duties to persons other than the Company.

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

The exercise of control over a company, depending upon the amount and type of securities owned by the Company, contractual arrangements between the company and the Company, and other relevant factual circumstances, could result in an extension to one year of the 90-day bankruptcy preference period with respect to payments made to the Company. See “— Fraudulent Conveyance and Preference Considerations” below. The exercise of control over a company may also provide grounds for challenges to the priority and enforceability of Portfolio Investments or other claims the Company may have against the company if it is subject to a bankruptcy case or other insolvency proceeding. See “— Lender Liability Considerations and Equitable Subordination” below.

Lender Liability Considerations and Equitable Subordination. In recent years, a number of judicial decisions in the U.S. have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories (collectively termed “lender liability”). Generally, lender liability is founded upon the premise that an institutional lender has violated a duty (whether implied or contractual) of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. In addition, courts have in some cases applied the doctrine of equitable subordination to subordinate the claim against a borrower of a creditor, including a lending institution, to claims of other creditors of the borrower when the creditor is found to have engaged in unfair, inequitable or fraudulent conduct. There can be no assurance as to whether any fund, lending institution or other party from which the Company may directly or indirectly acquire such claims engaged in any such conduct and, if it did, as to whether the Company would be subject to claims that the Company’s Portfolio Investments should be equitably subordinated based on such conduct. Because of the nature of certain of the Company’s Portfolio Investments, the Company could be subject to allegations of lender liability or to claims that the Company’s Portfolio Investments should be equitably subordinated.

Fraudulent Conveyance and Preference Considerations. Various federal and state laws enacted for the protection of creditors may apply to the purchase of the Company’s Portfolio Investments, or payments or liens related thereto, by virtue of the Company’s role as a creditor with respect to the borrowers under such Portfolio Investments. If a court, in a lawsuit brought by an unpaid creditor, a debtor-in-possession, a trustee in bankruptcy, or their respective representatives, were to find that the borrower took any action to intentionally delay or frustrate recoveries by creditors, or did not receive fair consideration or reasonably equivalent value for incurring indebtedness evidenced by an investment and the grant of any security interest or other lien securing such investment, and, after giving effect to such indebtedness and/or grant of any security interest or other lien, the issuer or obligor (i) was insolvent, (ii) was engaged in a business for which the remaining assets of such issuer constituted unreasonably small capital or (iii) intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature, such court could, under certain circumstances, invalidate, in whole or in part, such indebtedness and such security interest or other lien as fraudulent conveyances, could subordinate such indebtedness to existing or future creditors of the borrower and could allow the borrower to recover amounts previously paid by the borrower to the creditor (including to the Company) in satisfaction of such indebtedness or proceeds of such security interest or other lien previously applied in satisfaction of such indebtedness.

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

Portfolio Investment Risk. The Company’s Portfolio Investments may involve a high degree of business and financial risk. Portfolio Investments may be in early stages of development, may have operating losses or significant variations in operating results and may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence. Portfolio Investments will also include companies that are experiencing or are expected to experience financial difficulties, which may never be overcome. In addition, many of them will have weak financial conditions and may require substantial additional capital to support their operations, to finance expansion or to maintain their competitive positions. Portfolio Investments may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing, and other capabilities and a larger number of qualified managerial and technical personnel. In addition, Portfolio Investments in which the Company invests may be required to comply with numerous U.S. and non-U.S. statutory and regulatory standards. A Portfolio Investment could be materially and adversely affected as a result of statutory or regulatory changes or changes in judicial or administrative interpretations of existing laws and regulations that impose more comprehensive or stringent requirements on such Portfolio Investment, the markets in which such Portfolio Investment operates or such Portfolio Investment’s industry generally.

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

Zero-Coupon Bonds, Deferred Interest Rate Bonds and Payment-In-Kind Securities. Zero-coupon bonds pay interest only at maturity rather than at intervals during the life of the security. Deferred interest rate bonds generally provide for a period of delay before the regular payment of interest begins. PIK securities are debt obligations that pay “interest” in the form of other debt obligations, instead of in cash. Each of these instruments is normally issued and traded at a deep discount from face value. Zero-coupon bonds, deferred interest rate bonds and PIKs allow an issuer to avoid or delay the need to generate cash to meet current interest payments and, as a result, may involve greater credit risk than bonds that pay interest currently or in cash. In addition, such investments experience greater volatility in market value due to changes in interest rates than debt obligations that provide for regular payments of interest.

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

Money Market and Other Liquid Instruments. The Company may invest its assets in such liquid securities as the Adviser may deem to be advisable, including fixed income securities, money market instruments, money market mutual funds, and debt securities issued or guaranteed by the U.S., certain U.S. government agencies or instrumentalities. Money market instruments are short-term fixed income obligations, which generally have remaining maturities of one year or less, and may include commercial paper, certificates of deposit, and bankers’ acceptances issued by domestic branches of U.S. banks that are members of the FDIC. The Company may be prevented from achieving its investment objective during any period in which its assets are not substantially invested in accordance with its investment strategy. Notwithstanding their general high-quality nature, money market funds and liquid securities are subject to the risk of loss.

Among other liquid investments, the Company may invest cash, pending investment, reinvestment or distribution thereof or in connection with the maintenance of reserves, in money fund products offered from time to time by the Company’s custodian, including the use of bank “sweep” short-term offerings.

Pooled Investment Vehicles and Pass-through Entities. The Company may invest or take short positions in pooled investment vehicle and pass-through entities, including affiliated or third-party unregistered investment vehicles, investment companies registered under the 1940 Act (including exchange-traded funds and closed-end companies) and master limited partnerships (“Pooled Investment Vehicles”). To the extent the Company invests directly in Pooled Investment Vehicles and other “pass-through” entities which are treated as partnerships for U.S. federal income taxation purposes, the Company must rely on such vehicles to deliver to it certain tax information that is necessary to complete the Company’s own tax returns. If this information is not delivered to the Company in a timely fashion, the Company will be delayed in providing tax information to the investors.

U.S. Government and Agency Securities. The Company may invest in debt securities issued or guaranteed by certain U.S. government agencies, instrumentalities and sponsored enterprises. Some U.S. government securities, such as Treasury bills, notes and bonds and mortgage-backed securities guaranteed by Ginnie Mae, are supported by the full faith and credit of the U.S.; others are supported by the right of the issuer to borrow from the U.S. Treasury; others are supported by the discretionary authority of the U.S. government to purchase the agency’s obligations; and still others are supported only by the credit of the instrumentality. Although U.S. government-sponsored enterprises, such as Fannie Mae and Freddie Mac, may be chartered or sponsored by Congress, they are not funded by Congressional appropriations, and their securities are not issued by the U.S. Treasury or supported by the full faith and credit of the U.S. government and involve increased credit risks. In addition, certain governmental entities have been subject to regulatory scrutiny regarding their accounting policies and practices and other concerns that may result in legislation, changes in regulatory oversight and/or other consequences that could adversely affect the credit quality, availability or investment character of securities issued by these entities.

Restricted Securities. It is expected that a significant portion of the Company’s Portfolio Investments will be securities that have not been registered for sale to the public under the Securities Act (“restricted securities”) pursuant to an exemption from registration (including Section 4(a)(2) of, or Rule 144A under, the Securities Act). Restricted securities are generally only sold to institutional investors in private sales from the issuer or from an affiliate of the issuer. These securities may be less liquid than securities registered for sale to the general public. The liquidity of a restricted security may be affected by a number of factors, including: (i) the credit quality of the issuer; (ii) the frequency of trades and quotes for the security; (iii) the number of dealers willing to purchase or sell the security and the number of other potential purchasers; (iv) dealer undertakings to make a market in the security; and (v) the nature of the security and the nature of marketplace trades. Also, restricted securities may be difficult to value because market quotations may not be readily available.

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

Risks Related to Disposition of Investments. The Company may dispose of its investments through whatever manner it deems to be advisable, including through asset sales, repackaging transactions, securitizations, IPOs, strategic transactions and other mergers and acquisitions activity, and/or any combination thereof. Therefore, the disposition of Company investments will be subject to the risks associated with the particular exit strategy utilized. See for example “— Risks Relating to Bank Loans and Corporate Loans” above. In particular, certain disposition techniques and structures may expose the Company to liability for (among other things) securities laws violations, breaches of representations and warranties, and repurchase or “putback” obligations with respect to securitizations or similar structures.

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

Material Impact of Cybersecurity Risks

The potential impact of risks from cybersecurity threats on us are assessed on an ongoing basis, and how such risks could materially affect our business strategy, operational results, or financial condition are regularly evaluated. During the reporting period, we did not identify any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that we believe have materially affected, or are reasonably likely to materially affect, our business strategy, operational results, or financial condition. We further describe cybersecurity risks that we face in “Risks Related to Electronic Communications/Cybersecurity Risk” and “We, our Adviser and our portfolio companies are subject to risks associated with cyber-attacks” under “Item 1A. Risk Factors” of this annual report on Form 10-K.

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

Item 3. Legal Proceedings

Neither we nor our subsidiaries are currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or our subsidiaries. From time to time, we or our subsidiaries may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of these legal or regulatory proceedings cannot be predicted with certainty, we do not expect that any such proceedings will have a material effect upon our financial condition or results of operations.

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

Holders

As of February 21, 2025, there was 1 holder of record of our Units.

Recent Sales of Unregistered Securities

None, other than those already disclosed in certain Form 8-Ks filed with the SEC.

Issuer Repurchases of Equity Securities

None.

Distributions

Tax characteristics of all distributions will be reported to Unitholders on Form 1099 after the end of the applicable calendar year. Future quarterly distributions, if any, will be determined by our Board. We expect that our distributions to Unitholders will generally be from accumulated net investment income, net realized capital gains or non-taxable return of capital, if any, as applicable.

We have elected to be taxed as a RIC under Subchapter M of the Code. To maintain our RIC tax treatment, we must distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment.

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

With respect to distributions to Unitholders, income from origination, structuring, closing and certain other upfront fees associated with investments in portfolio companies are treated as taxable income and, accordingly, distributed to Unitholders.

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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” and elsewhere in this report. These forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update any forward-looking statements.

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

The Company’s principal focus is to invest in first lien senior secured floating rate loans primarily to upper-middle-market leveraged companies with EBITDA between approximately $25 million and $250 million that have significant free cash flow and are in non-cyclical industries in which the Adviser has significant experience (“Sponsor Finance”). Sponsor Finance loans are generally expected to have a five to six year final maturity and are often repaid within three years. In addition to Sponsor Finance loans, the Company intends to invest a significant portion of its assets in Specialty Finance (defined below) loans. The Company’s specialty finance investments will encompass asset-based lending (“ABL”) to asset-rich middle-market companies in a variety of industries, as well as to commercial finance companies, and life science lending (“Life Science Finance” and, together with ABL, “Specialty Finance”). ABL loans are secured by certain of the borrower’s assets as collateral and requires the lender to have highly specialized experience in collateral valuation and liquidation. The ABL loans are generally expected to have a five-year final maturity with a four to five year average duration. The ABL loans are often repaid within two years. The Life Science Finance loans generally are expected to have an initial interest-only period and then straight-line amortization with a four to five year final maturity. The Company expects to primarily invest in non-investment grade debt instruments. Securities rated below investment grade are often referred to as “leveraged loans,” “high yield” or “junk” securities and may be considered “high risk” compared to debt instruments that are rated investment grade. The Company also expects that some of its investments will contain delayed-draw term loan type features (which is a legally binding commitment by the Company to fund additional term loans to a borrower in the future) and/or other types of unfunded commitments. The Company seeks to be a primary lender for Portfolio Investments by leveraging the significant capital base at SLR for co-investment opportunities where appropriate. The Company believes many financial sponsors and individual corporate management teams are looking for a single lender to provide the entire debt financing to streamline and simplify the debt negotiation process. The Company expects to co-invest with other vehicles managed by SLR including: (i) SLR Investment Corp. (Nasdaq: SLRC), a publicly traded BDC (“SLRC”), (ii) SCP Private Credit Income BDC LLC, a private BDC (“PCI BDC”), (iii) SLR HC BDC LLC, a private BDC (“HC BDC” and, together with SLRC and PCI BDC, the “SLR BDCs”) and (iv) various private funds and separately managed accounts (together with the SLR BDCs, the “SLR Funds”). The Company and the SLR Funds are under common control with SLR.

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

The Company’s principal focus is to invest in Sponsor Finance loans which will encompass first lien senior secured floating rate loans primarily to upper middle market leveraged companies with EBITDA between approximately $25 million and $250 million that have significant free cash flow and are in non-cyclical industries in which the Adviser has significant experience. In addition to Sponsor Finance loans, the Company intends to invest a significant portion of its assets in Specialty Finance loans. The Company’s Specialty Finance investments will encompass ABL to asset-rich middle market companies in a variety of industries, as well as to commercial finance companies, and Life Science Finance. ABL loans are secured by certain of the borrower’s assets as collateral and requires the lender to have highly specialized experience in collateral valuation and liquidation. The Company seeks to leverage the significant capital base of the SLR platform to co-invest alongside other SLR managed investment vehicles enabling the Company to participate in larger, more attractive upper-middle-market financings and have more control over structuring through greater ownership of a financing tranche.

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

Macroeconomic Environment

Credit markets were highly competitive in 2024 with lower interest rates. The U.S. economy continued to grow during the year amidst declining inflationary pressures. The year ended with an expectation for further interest rate cuts and uncertainties around a new U.S. government and potential impacts to the economy.

Portfolio and Investment Activity

During the year ended December 31, 2024, we invested approximately $27.3 million across 28 portfolio companies. Investments sold or prepaid during the year ended December 31, 2024 totaled approximately $11.5 million. During the period January 18, 2023 (commencement of operations) to December 31, 2023, we invested approximately $21.6 million across 21 portfolio companies.

Investments sold or prepaid during the period January 18, 2023 (commencement of operations) to December 31, 2023 totaled approximately $0.1 million.

At December 31, 2024, our portfolio consisted of 30 portfolio companies and was invested 100% in senior secured loans, measured at fair value. At December 31, 2023, our portfolio consisted of 21 portfolio companies and was invested more than 99.9% in senior secured loans and less than 0.1% in common equity/equity interests/warrants, in each case, measured at fair value.

At December 31, 2024 and December 31, 2023, 100% of our income producing investment portfolio was floating rate, measured at fair value.

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

Valuation of Portfolio Investments

Rule 2a-5 under the 1940 Act addresses fair valuation of fund investments. The rule sets forth requirements for good faith determinations of fair value, as well as for the performance of fair value determinations, including related oversight and reporting obligations. The rule also defines “readily available market quotations” for purposes of the definition of “value” under the 1940 Act, and the SEC noted that this definition will apply in all contexts under the 1940 Act. The Company complies with Rule 2a-5’s valuation requirements.

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

Leverage

The Company is required to comply with the asset coverage requirements of the 1940 Act. The Company employs leverage and otherwise incurs indebtedness with respect to its portfolio both on a recourse and non-recourse basis (including and potentially through guarantees, derivatives, forward commitments and reverse repurchase agreements), but will not exceed the maximum amount permitted by the 1940 Act. The Company is generally permitted, under specified conditions, to issue senior securities in amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after such issuance. In connection with the organization of the Company, the Adviser, as the initial Unitholder, has authorized the Company to adopt the

150% asset coverage ratio. In connection with their subscriptions for Units, our Unitholders are required to acknowledge the Company’s ability to operate with an asset coverage ratio that may be as low as 150%. The Company (either directly or through a wholly-owned subsidiary) may borrow under a commitment-based subscription credit facility and/or a revolving credit facility that is secured by the Company’s assets and, as a result, the Company will be exposed to the risks of leverage, which may be considered a speculative investment technique. See “Financial Condition, Liquidity and Capital Resources Debt” below for more information regarding the Company’s commitment-based subscription credit facility. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to the Adviser, will be borne by our Unitholders. As of December 31, 2024, the Company had $23.0 million of senior securities, for an asset coverage ratio of 169.0%.

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

Taxation as a Regulated Investment Company

The Company has elected to be treated as a RIC under Subchapter M of the Code and intends to qualify for taxation as a RIC annually. As a RIC, the Company generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it timely distributes to Unitholders as dividends. In order to qualify for taxation as a RIC, the Company is required, among other things, to be diversified at each quarter end and to timely distribute to its Unitholders at least 90% of investment company taxable income, as defined by the Code, for each year. There is no guarantee the Company will be able to maintain its status as a RIC. Depending on the level of taxable income earned in a given tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company will accrue an estimated excise tax, if any, on estimated excess taxable income.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by ASC 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company has adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements. See Note 10 for more information on the effects of the adoption of ASU 2023-07.

Results of Operations

Results are shown for the fiscal year ended December 31, 2024 and the period January 18, 2023 (commencement of operations) to December 31, 2023.

Investment Income

For the fiscal year ended December 31, 2024 and the period January 18, 2023 (commencement of operations) to December 31, 2023, gross investment income totaled $4.3 million and $0.6 million, respectively. The comparative increase in gross investment income is due to a substantial increase in the size of the income-producing portfolio.

Expenses

Expenses totaled $3.3 million and $1.9 million, respectively for the fiscal year ended December 31, 2024 and the period January 18, 2023 (commencement of operations) to December 31, 2023, of which $0.4 million and $0.1 million, respectively, were management fees and administration fees and $2.3 million and $0.6 million, respectively, were interest and other credit facility expenses. Administrative services, organization and other general and administrative expenses totaled $0.7 million and $1.1 million, respectively, for the fiscal year ended December 31, 2024 and the period January 18, 2023 (commencement of operations) to December 31, 2023. Expenses generally consisted of management fees, administration fees, performance-based incentive fees, if any, administrative services expenses, insurance, legal expenses, directors’ fees and expenses, audit and tax expenses and other general and administrative expenses. Interest and other credit facility expenses generally consisted of interest, unused fees, agency fees and financing costs, if any, among others. The comparative increase in expenses is due to higher interest expense from increased borrowings to support a larger portfolio.

Net Investment Income (Loss)

The Company’s net investment income (loss) totaled $1.0 million and ($1.3) million or $1.23 and ($5.34) per average unit, respectively, for the fiscal year ended December 31, 2024 and the period January 18, 2023 (commencement of operations) to December 31, 2023.

Net Realized Gain (Loss)

The Company had investment sales and prepayments totaling approximately $11.5 million and $0.1 million, respectively, for the fiscal year ended December 31, 2024 and the period January 18, 2023 (commencement of operations) to December 31, 2023. Net realized gains (losses) over the same periods were $11 thousand and ($1) thousand, respectively. Net realized gains (losses) for both periods were primarily related to the sale of select assets.

Net Change in Unrealized Gain

For the fiscal year ended December 31, 2024 and the period January 18, 2023 (commencement of operations) to December 31, 2023, net change in unrealized gain on the Company’s investments totaled $0.5 million and $0.1 million, respectively. Net unrealized gain for the fiscal year ended December 31, 2024 was primarily due to appreciation on our investments in Retina Midco, Inc., Outset Medical, Inc. and OIS Management Services, LLC, among others. Net unrealized gain for the period January 18, 2023 (commencement of operations) to December 31, 2023 was primarily due to appreciation on our investments in CVAUSA Management, LLC, The Townsend Company, LLC and United Digestive MSO Parent, LLC, among others.

Net Increase (Decrease) in Unitholders’ Capital Resulting From Operations

For the fiscal year ended December 31, 2024 and the period January 18, 2023 (commencement of operations) to December 31, 2023, the Company had a net increase (decrease) in unitholders’ capital resulting from operations of $1.5 million and ($1.2) million, respectively. For the same period, income (loss) per average unit was $1.95 and ($4.96), respectively.

Financial Condition, Liquidity and Capital Resources

Our primary uses of cash are for (i) investments in portfolio companies and other investments to comply with certain portfolio RIC diversification requirements, (ii) the cost of operations (including paying the Adviser), (iii) debt service of any borrowings, and (iv) cash distributions to our Unitholders.

Equity

During the period January 18, 2023 (commencement of operations) to December 31, 2024, on a net basis, the Company sold and issued 981,403 Units at an average price of $17.02 per Unit, for net proceeds of $16.7 million. All of our outstanding Units were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. Unfunded equity capital commitments totaled $50.1 million at December 31, 2024.

Debt

SPV Facility—On December 12, 2023, the Company, through its wholly-owned subsidiary, SLR Private Credit BDC II SPV LLC (the “SPV”), entered into the $25 million SPV Facility with Citibank, N.A. acting as administrative agent (the “SPV Facility”). Effective with an amendment on July 10, 2024, the stated interest rate on the SPV Facility is Term SOFR plus 2.70% with no SOFR floor requirement and the final maturity date is December 12, 2028. The fee on undrawn commitments is up to 0.625%. The SPV Facility is secured by all of the assets held by the SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV also includes usual and customary events of default for credit facilities of this nature. As of December 31, 2024, there were $16.3 million of borrowings outstanding under the SPV Facility.

Subscription Facility—On March 20, 2023, the Company established the $25 million revolving credit facility with ING Capital LLC as administrative agent and lender (the “Subscription Facility”). The stated interest rate on the Subscription Facility is SOFR plus 2.75-3.00% and the current stated maturity date is March 20, 2025. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of December 31, 2024, there were $6.7 million of borrowings outstanding under the Subscription Facility.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held no cash equivalents as of December 31, 2024.

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

A summary of our significant contractual payment obligations for our outstanding credit facilities is as follows as of December 31, 2024:

	Payments due by Period as of December 31, 2024 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit facilities (1)	$23.0	$6.7	$—	$16.3	$—

(1)
At December 31, 2024, we had a total of $27.0 million of unused borrowing capacity under our credit facilities, subject to borrowing base limits.

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

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023
(in millions)
Arcutis Biotherapeutics, Inc.	$3.2	$—
Plastic Management, LLC	2.2	—
Ardelyx, Inc.	1.2	0.7
Southern Orthodontics Partners Management, LLC	1.1	—
Cerapedics, Inc.	1.1	1.5
CVAUSA Management, LLC	0.7	0.7
Western Veterinary Partners LLC	0.6	—
Legacy Service Partners, LLC	0.6	1.2
AAH Topco, LLC	0.5	1.8
SPR Therapeutics, Inc.	0.5	—
The Townsend Company, LLC	0.5	0.3
United Digestive MSO Parent, LLC	0.4	0.3
Pasadena Private Lending Inc.	0.4	—
World Insurance Associates, LLC	0.3	0.8
Quantcast Corporation	0.3	—
Nexus Intermediate III, LLC	0.2	—
Medrina, LLC	0.2	0.2
OIS Management Services, LLC	0.1	1.4
Crewline Buyer, Inc.	0.1	0.1
Exactcare Parent, Inc.	0.1	0.1
WCI-BXC Purchaser, LLC	0.1	0.1
MRI Software LLC	0.1	0.1
Apex Service Partners, LLC	—	0.3
AMF Levered II, LLC	—	3.1
Outset Medical, Inc.	—	3.1
Human Interest, Inc.	—	1.0
Retina Midco, Inc.	—	0.8
Alkeme Intermediary Holdings, LLC	—	0.7
Peter C. Foy & Associates Insurance Services, LLC	—	0.4
West-NR Parent, Inc.	—	0.4
Toptal, LLC	—	0.3
Vertos Medical, Inc.	—	0.2
UVP Management, LLC	—	0.2
Total Commitments	$14.5	$19.8

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of December 31, 2024 and December 31, 2023, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

Distributions

Tax characteristics of all distributions will be reported to Unitholders on Form 1099 after the end of the applicable calendar year. Future quarterly distributions, if any, will be determined by our Board. We expect that our distributions to Unitholders will generally be from accumulated net investment income, net realized capital gains or non-taxable return of capital, if any, as applicable.

We have elected to be taxed as a RIC under Subchapter M of the Code. To maintain our RIC tax treatment, we must distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment.

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

Related Parties

We have entered into the Investment Management Agreement with the Adviser pursuant to which we pay management fees, administrative coordinator fees and incentive fees to the Adviser. The Board held a meeting on November 5, 2024 to consider and approve the Investment Management Agreement and related matters. Subject to certain restrictions, the Investment Management Agreement will remain in effect from year to year if approved annually by a majority of the Board, including a majority of independent directors, or by the holders of a majority of our outstanding voting securities until terminated by the Company, or by the Adviser, upon 60 days’ prior written notice.

Mr. Gross, our Chairman, Co-Chief Executive Officer and President and Mr. Spohler, our Co-Chief Executive Officer, Chief Operating Officer and board member, are managing members and senior investment professionals of, and have financial and controlling interests in, the Adviser. In addition, Mr. Kajee, our Chief Financial Officer and Treasurer serves as the Chief Financial Officer for the Adviser and Mr. Talarico, our Chief Compliance Officer and Secretary, serves as Partner, General Counsel and Chief Compliance Officer for the Adviser. The Adviser may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. For example, the Adviser presently serves as investment adviser to SLR Investment Corp., a publicly traded BDC, which focuses on investing in senior secured loans, including financing leases and to a lesser extent, unsecured loans and equity securities, SCP Private Credit Income BDC LLC, an unlisted BDC that focuses on investing primarily in senior secured loans, including non-traditional asset-based loans and first lien loans, and SLR HC BDC LLC, an unlisted BDC whose principal focus is to invest directly and indirectly in senior secured loans and other debt instruments typically to middle market companies within the healthcare industry. In addition, Mr. Gross, our Chairman, Co-Chief Executive Officer and President, Mr. Spohler, our Co-Chief Executive Officer and Chief Operating Officer, Mr. Kajee, our Chief Financial Officer, and Mr. Talarico, our Chief Compliance Officer and Secretary, serve in similar capacities for SLR Investment Corp., SCP Private Credit Income BDC LLC and SLR HC BDC LLC. The Adviser and certain investment advisory affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Adviser’s allocation procedures. On June 13, 2017, the Adviser received an exemptive order that permits the Company to participate in negotiated co-investment transactions with certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to various conditions. If the Company is unable to rely on the Order for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although the Adviser’s investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, the Company and its Unitholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of the Adviser. In addition, we have adopted a formal code of ethics that governs the conduct of our officers and directors. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Delaware Limited Liability Company Act.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Uncertainty with respect to interest rates, inflationary pressures, risks in respect of a failure to increase the U.S. debt ceiling or a downgrade in the U.S. credit rating, the war between Ukraine and Russia, certain regional bank failures, an inflationary environment, the ongoing war in the Middle East and health epidemics and pandemics introduced significant volatility in the financial markets, and the effects of this volatility have materially impacted and could continue to materially impact our market risks. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In a low interest rate environment, including a reduction of SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such difference could potentially increase thereby increasing our net investment income. During the fiscal year ended December 31, 2024, certain investments in our investment portfolio had floating interest rates. These floating rate investments were primarily based on floating SOFR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have floors. The Company also has revolving credit facilities that are generally based on floating SOFR. Assuming no changes to our balance sheet as of December 31, 2024 and no new defaults by portfolio companies, a hypothetical one percent decrease in SOFR on our comprehensive floating rate assets and liabilities would decrease our net investment income by approximately twelve cents per average unit over the next twelve months. Assuming no changes to our balance sheet as of December 31, 2024 and no new defaults by portfolio companies, a hypothetical one percent increase in SOFR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately thirteen cents per average unit over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At December 31, 2024, we had no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in SOFR	(1.00%)	1.00%
Increase (Decrease) in Net Investment Income Per Unit Per Year	$(0.12)	$0.13

Item 8. Financial Statements and Supplementary Data

* Commencement of operations

Report of Independent Registered Public Accounting Firm

To the Unitholders and Board of Directors

SLR Private Credit BDC II LLC:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of SLR Private Credit BDC II LLC and subsidiary (the Company), including the consolidated schedules of investments, as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in unitholders’ capital, and cash flows for the year ended December 31, 2024 and for the period January 18, 2023 (commencement of operations) to December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the year ended December 31, 2024 and for the period January 18, 2023 to December 31, 2023, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2024 and 2023 by correspondence with the custodians, portfolio companies, agents, or other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2022.

New York, New York

February 25, 2025

SLR Private Credit BDC II LLC

Consolidated Statements of Assets and Liabilities

(in thousands, except unit and per unit amounts)

	December 31, 2024	December 31, 2023
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost: $37,628 and $21,560, respectively)	$38,271	$21,654
Cash	1,363	323
Cash equivalents (cost: $0 and $4,960, respectively)	—	4,960
Interest receivable	213	138
Prepaid expenses	2	16
Total assets	$39,849	$27,091
Liabilities
Revolving credit facility due December 2028 (the “SPV Facility”) ($16,250 and $2,000 face amounts, respectively reported net of unamortized debt issuance costs of $379 and $346, respectively. See note 5)	$15,871	$1,654
Revolving credit facility due March 2025 (the “Subscription Facility”) ($6,700 and $11,400 face amounts, respectively, reported net of unamortized debt issuance costs of $55 and $320, respectively. See note 5)	6,645	11,080
Distributions payable	309	—
Management fee payable (see note 3)	364	138
Administration fee payable (see note 3)	8	3
Interest payable (see note 5)	333	85
Payable for cash equivalents purchased	—	4,960
Other liabilities and accrued expenses	489	536
Total liabilities	$24,019	$18,456
Commitments and contingencies (see note 6)
Unitholders’ Capital
Common Unitholders’ capital (981,403 and 551,497 units issued and outstanding, respectively, see note 2(f))	15,932	9,131
Accumulated distributable net loss (see note 2(f))	(102)	(496)
Total unitholders’ capital	$15,830	$8,635
Total liabilities and unitholders’ capital	$39,849	$27,091
Net asset value per unit	$16.13	$15.66

See notes to consolidated financial statements.

SLR Private Credit BDC II LLC

Consolidated Statements of Operations

(in thousands, except unit and per unit amounts)

	Year ended December 31, 2024	For the period January 18, 2023* to December 31, 2023
Investment Income:
Interest income from non-controlled/non-affiliated investments	$4,134	$607
Other income from non-controlled/non-affiliated investments	163	—
Total investment income	4,297	607
Expenses:
Management fees (see note 3)	$397	$138
Administration fees (see note 3)	26	4
Interest and other credit facility expenses (see note 5)	2,259	607
Administrative services expenses	—	250
Organizational expenses	—	131
Other general and administrative expenses	656	759
Total expenses	3,338	1,889
Net investment income (loss)	$959	$(1,282)
Realized and unrealized gain (loss) on investments and cash equivalents:
Net realized gain (loss) on non-controlled/non-affiliated investments and cash equivalents	$11	$(1)
Net change in unrealized gain on non-controlled/non-affiliated investments and cash equivalents	549	94
Net realized and unrealized gain on non-controlled/non-affiliated investments and cash equivalents	560	93
Net Increase (Decrease) in Unitholders’ Capital Resulting From Operations	$1,519	$(1,189)
Net Income (Loss) Per Unit	$1.95	$(4.96)

* Commencement of operations

See notes to consolidated financial statements.

SLR Private Credit BDC II LLC

Consolidated Statements of Changes in Unitholders’ Capital

(in thousands, except unit amounts)

	Year ended December 31, 2024	For the period January 18, 2023* to December 31, 2023
Increase (decrease) in unitholders’ capital resulting from operations:
Net investment income (loss)	$959	$(1,282)
Net realized gain (loss)	11	(1)
Net change in unrealized gain	549	94
Net increase (decrease) in unitholders’ capital resulting from operations	1,519	(1,189)
Distributions to unitholders:
From distributable earnings	(1,124)	—
Increase (decrease) in unitholders’ capital resulting from capital activity (see note 7):
Contributions	6,800	9,901
Less offering costs	—	(76)
Cancellation	—	(1)
Net increase in unitholders’ capital resulting from capital activity	6,800	9,824
Total increase in unitholders’ capital	7,195	8,635
Unitholders’ capital, beginning of period	8,635	—
Unitholders’ capital, end of period	$15,830	$8,635
Capital unit activity (see note 7):
Units issued	429,906	551,537
Units canceled	—	(40)
Net increase from capital unit activity	429,906	551,497

* Commencement of operations

See notes to consolidated financial statements.

SLR Private Credit BDC II LLC

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31, 2024	For the period January 18, 2023* to December 31, 2023
Cash Flows from Operating Activities:
Net increase (decrease) in unitholders’ capital resulting from operations	$1,519	$(1,189)
Adjustments to reconcile net increase (decrease) in unitholders’ capital resulting from operations to net cash used in operating activities:
Net realized (gain) loss on investments and cash equivalents	(11)	1
Net change in unrealized gain on investments	(549)	(94)
Deferred financing costs	402	239
Net accretion of discount on investments	(183)	(19)
(Increase) decrease in operating assets:
Purchase of investments	(27,277)	(21,607)
Proceeds from disposition of investments	11,403	65
Capitalization of payment-in-kind income	(23)	—
Collections of payment-in-kind income	23	—
Interest receivable	(75)	(138)
Prepaid expenses	14	(16)
Increase (decrease) in operating liabilities:
Payable for cash equivalents purchased	(4,960)	4,960
Management fee payable	226	138
Administration fee payable	5	3
Interest payable	248	85
Other liabilities and accrued expenses	(47)	536
Net Cash Used in Operating Activities	(19,285)	(17,036)
Cash Flows from Financing Activities:
Contributions from unitholders	6,800	9,901
Cash distributions paid	(815)	—
Offering costs	—	(76)
Cancellation of units	—	(1)
Proceeds from borrowings	44,980	18,245
Repayments of borrowings	(35,600)	(5,750)
Net Cash Provided by Financing Activities	15,365	22,319
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,920)	5,283
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,283	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,363	$5,283
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,609	$522

* Commencement of operations

See notes to consolidated financial statements.

SLR Private Credit BDC II LLC

Consolidated Schedule of Investments

December 31, 2024

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (2)	Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 241.8%
AAH Topco., LLC(4)	Diversified Consumer Services	S+525	0.75%	9.71%	1/30/2024	12/22/2027	$1,212	$1,190	$1,212
Accession Risk Management Group, Inc.(4)	Insurance	S+475	0.75%	9.08%	12/4/2023	11/1/2029	1,587	1,582	1,587
Alkeme Intermediary Holdings, LLC(4)	Insurance	S+575	1.00%	10.08%	9/20/2023	10/28/2026	2,293	2,249	2,293
Ardelyx, Inc.(4)(5)	Pharmaceuticals	S+400(6)	4.70%	8.70%	3/1/2024	7/1/2028	1,970	1,971	1,995
Cerapedics, Inc.(4)	Biotechnology	S+620	2.75%	10.72%	10/3/2023	1/1/2028	1,276	1,285	1,289
Crewline Buyer, Inc.(4)	IT Services	S+675	1.00%	11.11%	11/8/2023	11/8/2030	1,171	1,145	1,171
CVAUSA Management, LLC(4)	Health Care Providers & Services	S+650	1.00%	10.84%	5/22/2023	5/22/2029	1,172	1,143	1,172
Exactcare Parent, Inc.(4)	Health Care Providers & Services	S+550	1.00%	10.03%	11/3/2023	11/5/2029	738	721	738
Eyesouth Eye Care Holdco LLC(4)	Health Care Providers & Services	S+550	1.00%	10.15%	4/1/2024	10/5/2029	609	599	609
FE Advance, LLC(4)	Diversified Financial Services	S+650	1.00%	10.86%	7/30/2024	7/30/2027	1,438	1,412	1,438
Human Interest, Inc.(4)	Internet Software & Services	S+735	1.00%	11.90%	9/23/2024	7/1/2027	1,032	1,006	1,032
Legacy Service Partners, LLC	Diversified Consumer Services	S+525	1.00%	9.73%	3/18/2024	1/9/2029	644	630	644
Medrina, LLC(4)	Health Care Providers & Services	S+600	1.00%	10.44%	10/20/2023	10/20/2029	550	538	550
MRI Software, LLC(4)	Software	S+475	1.00%	9.08%	12/19/2023	2/10/2027	1,578	1,576	1,578
Nexus Intermediate III, LLC	Professional Services	S+475	0.75%	9.10%	8/16/2024	12/6/2027	240	237	240
OIS Management Services, LLC(4)	Health Care Providers & Services	S+475	0.75%	9.08%	12/29/2023	11/16/2028	2,171	2,140	2,171
ONS MSO, LLC(4)	Health Care Providers & Services	S+575	1.00%	10.34%	4/26/2024	7/8/2026	1,502	1,491	1,502
Outset Medical, Inc.(4)	Health Care Equipment & Supplies	S+515	2.75%	9.67%	1/2/2024	11/1/2027	3,113	3,133	3,230
Pasadena Private Lending Inc.(5)	Diversified Financial Services	S+750	1.00%	11.88%	12/16/2024	4/30/2028	456	450	450
Peter C. Foy & Associates Insurance Services, LLC(4)	Insurance	S+650	0.75%	10.86%	7/19/2023	11/1/2028	373	367	373
Quantcast Corporation(4)	Commercial Services & Supplies	S+525	2.00%	11.75%	6/14/2024	6/14/2029	727	718	727
Retina Midco, Inc.(4)	Health Care Providers & Services	S+575	1.00%	10.35%	12/18/2023	1/31/2026	3,051	3,016	3,112
Southern Orthodontic Partners Management, LLC(4)	Health Care Providers & Services	S+525	1.00%	9.58%	5/17/2024	7/27/2026	721	715	721
SPR Therapeutics, Inc.(4)	Health Care Technology	S+515	4.00%	9.67%	1/30/2024	2/1/2029	399	399	412
The Townsend Company, LLC(4)	Commercial Services & Supplies	S+500	1.00%	9.36%	8/21/2023	8/15/2030	1,382	1,348	1,369
United Digestive MSO Parent, LLC(4)	Health Care Providers & Services	S+575	1.00%	10.08%	3/30/2023	3/30/2029	696	680	696
UVP Management, LLC(4)	Health Care Providers & Services	S+625	1.00%	10.73%	9/18/2023	9/15/2025	1,119	1,108	1,119
WCI-BXC Purchaser, LLC(4)	Distributors	S+625	0.75%	10.78%	11/6/2023	11/6/2030	662	648	662
Western Veterinary Partners LLC(4)	Diversified Consumer Services	S+500	1.00%	9.33%	1/19/2024	10/29/2027	2,437	2,405	2,437
World Insurance Associates, LLC(4)	Insurance	S+575	1.00%	10.08%	10/20/2023	4/3/2028	1,742	1,726	1,742
Total Bank Debt/Senior Secured Loans								$37,628	$38,271
Total Investments(3)— 241.8%								$37,628	$38,271
Liabilities in Excess of Other Assets — (141.8%)									(22,441)
Net Assets — 100.0%									$15,830

See notes to consolidated financial statements.

SLR Private Credit BDC II LLC

Consolidated Schedule of Investments (continued)

December 31, 2024

(in thousands)

(1)
Floating rate debt investments typically bear interest at a rate determined by reference to either the Secured Overnight Financing Rate (“SOFR”) or the prime index rate (“PRIME” or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment SLR Private Credit BDC II LLC (the “Company”, “we”, “us” or “our”) has provided the current interest rate in effect as of December 31, 2024.
(2)
Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the SOFR or PRIME rate. These instruments are often subject to a SOFR or PRIME rate floor.
(3)
Aggregate net unrealized depreciation for U.S. federal income tax purposes is $8; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $643 and $651, respectively, based on a tax cost of $38,279. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.
(4)
Indicates an investment that is wholly or partially held by the Company through its wholly-owned financing subsidiary SLR Private Credit BDC II SPV LLC (the “SPV”). Such investments are pledged as collateral under the SPV Facility (see Note 5 to the consolidated financial statements) and are not generally available to creditors, if any, of the Company.
(5)
Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of December 31, 2024, on a fair value basis, non-qualifying assets in our portfolio represented 6.1% of the total assets of the Company.
(6)
Certain tranches have a spread of S+400 and certain tranches have a spread of S+425.

Industry Classification	Percentage of Total Investments (at fair value) as of December 31, 2024
Health Care Providers & Services	32.4%
Insurance	15.7%
Diversified Consumer Services	11.2%
Health Care Equipment & Supplies	8.4%
Commercial Services & Supplies	5.5%
Pharmaceuticals	5.2%
Diversified Financial Services	4.9%
Software	4.1%
Biotechnology	3.4%
IT Services	3.1%
Internet Software & Services	2.7%
Distributors	1.7%
Health Care Technology	1.1%
Professional Services	0.6%
Total Investments	100.0%

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

SLR Private Credit BDC II LLC

Notes to Consolidated Financial Statements

December 31, 2024

(in thousands, except unit and per unit amounts)

Note 1. Organization

SLR Private Credit BDC II LLC (the “Company”, “we”, “us” or “our”) was formed as a limited liability company under the laws of the State of Delaware on April 18, 2022 as an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Furthermore, as the Company is an investment company, it applies the guidance in the Financial Accounting Standards Board Accounting Standards Codification Topic 946. In addition, for U.S. federal income tax purposes, the Company has elected to be treated, and intends to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a BDC and a RIC, we are required to comply with certain regulatory requirements. The Company was formed primarily to provide investors with attractive long-term returns through investments made pursuant to the investment strategy of the Company described below. SLR Capital Partners, LLC (the “Adviser” or “SLR”) serves as the Company’s investment adviser pursuant to an investment management agreement with the Company (as amended, restated or otherwise modified from time to time, the “Investment Management Agreement”). The fiscal year end of the Company is December 31.

In connection with the Company’s formation, the Company issued and sold 40 of the Company’s units (“Units”) to the Adviser (the “Initial Unitholder”), which were acquired for an initial capital contribution of $1 on January 18, 2023 in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. The Company’s capital commitments total $66,780. The Company’s initial drawdown occurred on March 31, 2023 with the sale and issuance of Units at an aggregate purchase price of $3,000 or $25.00 per Unit. Prior to the issuance of Units on March 31, 2023, the Initial Unitholder’s initial seed capital was withdrawn from the Company and its Units were canceled. As of December 31, 2024, $16,700 of capital commitments were drawn and $50,080 were unfunded.

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

The Company was permitted to hold closings at any time during the offering period (the “Offering Period”), which ended on February 9, 2025. The Company is expected to conduct its offering pursuant to which investors will make equity capital commitments (“Commitments”) pursuant to a subscription agreement entered into with the Company where the investor will agree to purchase an interest in the Company for an aggregate purchase price equal to its Commitment. Each investor will purchase Units each time the Company delivers a drawdown notice, typically ten business days prior to a required funding date. The offering and sale of the Units is expected to be exempt from registration pursuant to Regulation D and Regulation S promulgated under the Securities Act, for offers and sales of securities that do not involve a public offering and for offers and sales of securities outside of the United States, respectively.

The term of the Company is expected to be seven years from the end of the Offering Period, which ended on February 9, 2025 (unless terminated earlier or the Company effectuates an Exchange Listing (defined below) as set forth in the Limited Liability Company Agreement of the Company (as amended, restated or otherwise modified from time to time, the “LLC Agreement”)), but may be extended by the Company’s board of directors (the “Board”) for up to two consecutive one year periods upon approval of the Company’s independent directors and the approval of unitholders of the Company (“Unitholders”), which approval will be obtained through a non-1940 Act vote as described in Item 11 of the Company’s registration statement on Form 10. The Company may be dissolved and its affairs wound up prior to the end of the term under the circumstances set forth in the LLC Agreement.

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

December 31, 2024

(in thousands, except unit and per unit amounts)

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

December 31, 2024

(in thousands, except unit and per unit amounts)

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946 may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the fiscal year ended December 31, 2024, there was no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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
(f)
Book and tax basis differences relating to Unitholder distributions and other permanent book and tax differences are typically reclassified among the Company’s capital accounts annually. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP; accordingly at December 31, 2024, no reclassification on our balance sheet between accumulated distributable net loss and common Unitholders’ capital was required. Total earnings and net asset value are not affected.

SLR Private Credit BDC II LLC

Notes to Consolidated Financial Statements (continued)

December 31, 2024

(in thousands, except unit and per unit amounts)

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by ASC 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company has adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements. See Note 10 for more information on the effects of the adoption of ASU 2023-07.

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

SLR Private Credit BDC II LLC

Notes to Consolidated Financial Statements (continued)

December 31, 2024

(in thousands, except unit and per unit amounts)

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

December 31, 2024

(in thousands, except unit and per unit amounts)

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

December 31, 2024

(in thousands, except unit and per unit amounts)

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

December 31, 2024

(in thousands, except unit and per unit amounts)

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

For the fiscal year ended December 31, 2024 and the period January 18, 2023 (commencement of operations) to December 31, 2023, the Company incurred $397 and $138, respectively, in Management Fees, $26 and $4, respectively, in Administration Fees and $0 and $0, respectively, in Incentive Fees.

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

December 31, 2024

(in thousands, except unit and per unit amounts)

(viii)
Management Fees;
(ix)
Administration Expenses;
(x)
all fees, costs, expenses and liabilities incurred through the use or engagement of Service Providers;
(xi)
all taxes, fees, penalties and other governmental charges levied against the Company (see “Certain U.S. Federal Income Tax Considerations” below) and all fees, costs, expenses, penalties and liabilities related to tax compliance;
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
(xx)
all fees, costs, expenses and liabilities of the independent directors, including resources retained by the independent directors, or on their behalf, while representing and/or acting on behalf of all Unitholders; and all fees, costs, expenses and liabilities related to an Exchange Listing (including any transactions effectuated in connection therewith) or other business combination.

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

December 31, 2024

(in thousands, except unit and per unit amounts)

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

SLR Private Credit BDC II LLC

Notes to Consolidated Financial Statements (continued)

December 31, 2024

(in thousands, except unit and per unit amounts)

The following tables present the balances of assets measured at fair value on a recurring basis, as of December 31, 2024 and December 31, 2023:

Fair Value Measurements

As of December 31, 2024

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$38,271	$38,271
Total Investments	$—	$—	$38,271	$38,271

Fair Value Measurements
As of December 31, 2023

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$21,651	$21,651
Warrants	—	—	3	3
Total Investments	$—	$—	$21,654	$21,654

While the Company has not made an election to apply the fair value option of accounting to any of its debt obligations, if the Company’s debt obligations were carried at fair value at December 31, 2024, the fair value of the SPV Facility and the Subscription Facility would be $16,250 and $6,700, respectively.

While the Company has not made an election to apply the fair value option of accounting to any of its debt obligations, if the Company’s debt obligations were carried at fair value at December 31, 2023, the fair value of the SPV Facility and the Subscription Facility would be $2,000 and $11,400, respectively.

The following tables provide a summary of the changes in fair value of Level 3 assets for the year ended December 31, 2024 and the period January 18, 2023 (commencement of operations) to December 31, 2023, as well as the portion of gains or losses

SLR Private Credit BDC II LLC

Notes to Consolidated Financial Statements (continued)

December 31, 2024

(in thousands, except unit and per unit amounts)

included in income attributable to unrealized gains or losses related to those assets still held at December 31, 2024 and December 31, 2023:

	Bank Debt/Senior Secured Loans	Warrants	Total
Fair value, December 31, 2023	$21,651	$3	$21,654
Total gains or losses included in earnings:
Net realized gain	9	4	13
Net change in unrealized gain (loss)	549	—	549
Purchase of investment securities*	27,483	—	27,483
Proceeds from dispositions of investment securities	(11,421)	(7)	(11,428)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Fair value, December 31, 2024	$38,271	$—	$38,271
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$568	$—	$568

	Bank Debt/Senior Secured Loans	Warrants	Total
Fair value, January 18, 2023	$—	$—	$—
Total gains or losses included in earnings:
Net realized loss	—	—	—
Net change in unrealized gain (loss)	94	—	94
Purchase of investment securities*	21,623	3	21,626
Proceeds from dispositions of investment securities	(66)	—	(66)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Fair value, December 31, 2023	$21,651	$3	$21,654
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$94	$—	$94

* Includes PIK capitalization and accretion of discount

SLR Private Credit BDC II LLC

Notes to Consolidated Financial Statements (continued)

December 31, 2024

(in thousands, except unit and per unit amounts)

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

Quantitative information about the Company’s Level 3 asset fair value measurements as of December 31, 2024 and December 31, 2023 is summarized in the tables below:

	Asset or Liability	Fair Value at December 31, 2024	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$38,271	Income Approach	Market Yield	8.5% - 14.8% (10.8%)

	Asset or Liability	Fair Value at December 31, 2023	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$21,651	Income Approach	Market Yield	11.1% - 17.6% (12.5%)
Warrants	Asset	$3	Market Approach	Volatility	18.9% - 18.9% (18.9%)

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask spreads, if applicable, would result in a significantly lower or higher fair value measurement for such assets. Generally, an increase in market yields may result in a decrease in the fair value of certain of the Company’s investments.

Note 5. Debt

SPV Facility— On December 12, 2023, the Company, through its wholly-owned subsidiary, SLR Private Credit BDC II SPV LLC, entered into the $25,000 SPV Facility with Citibank, N.A. acting as administrative agent. Effective with an amendment on July 10, 2024, the stated interest rate on the SPV Facility is Term SOFR plus 2.70% with no SOFR floor requirement and the final maturity date is December 12, 2028. The fee on undrawn commitments is up to 0.625%. The SPV Facility is secured by all of the assets held by the SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV also includes usual and customary events of default for credit facilities of this nature. As of December 31, 2024, there were $16,250 of borrowings outstanding under the SPV Facility.

Subscription Facility— On March 20, 2023, the Company established the $25,000 Subscription Facility due March 20, 2025 with ING Capital LLC, as administrative agent and lender. The stated interest rate on the Subscription Facility is SOFR plus 2.75-3.00%. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of December 31, 2024, there were $6,700 of borrowings outstanding under the Subscription Facility.

The average annualized interest cost for borrowings for the year ended December 31, 2024 and the period March 20, 2023 (commencement of the Subscription Facility) to December 31, 2023 was 8.07% and 8.42%, respectively. This cost is exclusive of

SLR Private Credit BDC II LLC

Notes to Consolidated Financial Statements (continued)

December 31, 2024

(in thousands, except unit and per unit amounts)

other credit facility expenses such as unused fees. The maximum amount borrowed on the credit facilities during the year ended December 31, 2024 and the period March 20, 2023 (commencement of the Subscription Facility) to December 31, 2023 was $24,200 and $13,400, respectively.

Note 6. Commitments and Contingencies

The Company has unfunded debt commitments to various revolving and delayed-draw term loans. The total amount of these unfunded commitments as of December 31, 2024 and December 31, 2023 was $14,532 and $19,793, respectively, comprised of the following:

	December 31, 2024	December 31, 2023

Arcutis Biotherapeutics, Inc.	$3,171	$—
Plastic Management, LLC	2,186	—
Ardelyx, Inc.	1,220	750
Southern Orthodontics Partners Management, LLC	1,081	—
Cerapedics, Inc.	1,064	1,489
CVAUSA Management, LLC	741	741
Western Veterinary Partners LLC	590	—
Legacy Service Partners, LLC	588	1,237
AAH Topco, LLC	586	1,802
SPR Therapeutics, Inc.	499	—
The Townsend Company, LLC	496	261
United Digestive MSO Parent, LLC	457	273
Pasadena Private Lending Inc.	388	—
World Insurance Associates, LLC	287	852
Quantcast Corporation	282	—
Nexus Intermediate III, LLC	235	—
Medrina, LLC	190	190
OIS Management Services, LLC	129	1,362
Crewline Buyer, Inc.	122	122
Exactcare Parent, Inc.	81	81
WCI-BXC Purchaser, LLC	76	77
MRI Software LLC	63	67
Apex Service Partners, LLC	—	277
AMF Levered II, LLC	—	3,133
Outset Medical, Inc.	—	3,113
Human Interest, Inc.	—	1,032
Retina Midco, Inc.	—	769
Alkeme Intermediary Holdings, LLC	—	668
Peter C. Foy & Associates Insurance Services, LLC	—	378
West-NR Parent, Inc.	—	395
Toptal, LLC	—	352
Vertos Medical, Inc.	—	198
UVP Management, LLC	—	174
Total Commitments	$14,532	$19,793

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the respective portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not

SLR Private Credit BDC II LLC

Notes to Consolidated Financial Statements (continued)

December 31, 2024

(in thousands, except unit and per unit amounts)

necessarily represent future cash requirements or future earning assets for the Company. As of December 31, 2024 and December 31, 2023, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

In the normal course of our business, we invest or trade in various financial instruments and may enter into various investment activities with off-balance sheet risk, which may include forward foreign currency contracts. Generally, these financial instruments represent future commitments to purchase or sell other financial instruments at specific terms at future dates. These financial instruments contain varying degrees of off-balance sheet risk whereby changes in the market value or our satisfaction of the obligations may exceed the amount recognized in our Statement of Assets and Liabilities. As of December 31, 2024, we held no such contracts. From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At December 31, 2024, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

SLR Private Credit BDC II LLC

Notes to Consolidated Financial Statements (continued)

December 31, 2024

(in thousands, except unit and per unit amounts)

Note 7. Unitholders’ Capital

Transactions in Unitholders’ capital were as follows:

	Year ended December 31, 2024	For the period January 18, 2023* to December 31, 2023
Units at beginning of period	551,497	—
Units issued	429,906	551,537
Units canceled	—	(40)
Units issued and outstanding at end of period	981,403	551,497

* Commencement of operations

Note 8. Financial Highlights

The following is a schedule of financial highlights for the year ended December 31, 2024 and the period January 18, 2023 (commencement of operations) to December 31, 2023:

	Year ended December 31, 2024	For the period January 18, 2023* to December 31, 2023
Per Unit Data: (a)
Net asset value per unit, beginning of period	$15.66	$—
Net investment income (loss)	1.23	(5.34)
Net realized and unrealized gain**	0.68	0.38
Net increase (decrease) in Unitholders’ capital resulting from operations	1.91	(4.96)
Distributions to Unitholders:
From distributable earnings	(1.44)	—
Issuance of units**	—	20.94
Offering costs	—	(0.32)
Net asset value per unit, end of period	$16.13	$15.66
Total Return(b)(c)	12.20%	(37.36)%
Unitholders’ capital, end of period	$15,830	$8,635
Units outstanding, end of period	981,403	551,497
Ratios to average net assets of Unitholders’ Capital (c):
Net investment income (loss)	7.69%	(30.66)%
Operating expenses	8.65%	30.65%
Interest and other credit facility expenses	18.12%	14.53%
Total expenses	26.77%	45.18%
Average debt outstanding	$20,602	$2,774
Portfolio turnover ratio	35.8%	1.0%

(a)
Calculated using the average Units outstanding method. Weighted average Units outstanding for the year ended December 31, 2024 and the period March 31, 2023 (date of first sale of Units to Unitholders) through December 31, 2023 was 780,442 and 239,842, respectively.

SLR Private Credit BDC II LLC

Notes to Consolidated Financial Statements (continued)

December 31, 2024

(in thousands, except unit and per unit amounts)

(b)
Calculated as the change in net asset value (“NAV”) per Unit during the period plus distributions declared per Unit, divided by the beginning NAV per Unit. Total return does not include a sales load. The beginning NAV per unit was determined to be as of the date of the first sale of Units to Unitholders as management considers this to be the most meaningful disclosure for investors.
(c)
Not annualized for periods less than one year. Average net assets are calculated for the year ended December 31, 2024 and for the period March 31, 2023 (date of first sale of Units to Unitholders) through December 31, 2023.

* Commencement of operations

** Includes the impact of the different unit amounts used in calculating per Unit data as a result of calculating certain per Unit data based upon the weighted average Units outstanding during the period and certain per Unit data based on the Units outstanding as of a period end.

Note 9(a). Income Tax Information and Distributions to Unitholders

The tax character of distributions for the year ended December 31, 2024 and for the period January 18, 2023 (commencement of operations) to December 31, 2023 were as follows(1):

	2024		2023
Ordinary income	$1,107	98.5%	$—	0.0%
Capital gains	17	1.5%	—	0.0%
Return of capital	—	0.0%	—	0.0%
Total distributions	$1,124	100.0%	$—	0.0%

As of December 31, 2024 and December 31, 2023, the total accumulated losses on a tax basis were as follows(1):

	2024	2023
Undistributed ordinary income	$20	$—
Undistributed long-term net capital gains	—	—
Total undistributed net earnings	20	—
Post-October capital losses	—	—
Capital loss carryforward	—	(1)
Other book/tax temporary differences	(114)	(121)
Net unrealized depreciation	(8)	(374)
Total tax accumulated loss	$(102)	$(496)

(1) Tax information for the year ended December 31, 2024 and the period January 18, 2023 (commencement of operations) to December 31, 2023 are/were estimates and are not final until the Company files its tax returns, typically in October each year.

The Company recognizes in its consolidated financial statements the tax effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. To the best of our knowledge, we did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25 nor did we have any unrecognized tax benefits as of the periods presented herein. Although we file federal and state tax returns, our major tax jurisdiction is federal. Our tax returns for federal tax years since 2023 remain subject to examination by the Internal Revenue Service and the state department of revenue.

Note 9(b). Other Tax Information (unaudited)

For the fiscal year ended December 31, 2024, none of the ordinary distributions paid during the year were eligible for qualified dividend income treatment or the dividends received deduction for corporate stockholders. For the fiscal year ended December 31, 2024, 91.80% of each of the ordinary distributions paid during the year represent interest-related dividends. For the fiscal year ended December 31, 2024, 4.7% of the distributions represent short-term capital gains dividends. There were no distributions for the period January 18, 2023 (commencement of operations) to December 31, 2023.

SLR Private Credit BDC II LLC

Notes to Consolidated Financial Statements (continued)

December 31, 2024

(in thousands, except unit and per unit amounts)

Note 10. Segment Reporting

The Company operates as a single reporting segment and derives its revenue from providing comprehensive financing solutions primarily to middle market borrowers in the United States through direct cash flow lending or specialty finance instruments. The Company has identified its co-CEOs as the CODM. The CODM reviews all significant segment expenses on the Consolidated Statements of Operations and uses net investment income to evaluate the performance of the Company and to determine distributions. Additionally, the CODM uses net asset value per unit to determine capital adequacy of the Company. All metrics are used to ultimately allocate resources to the Company as needed.

The accounting policies used to measure the revenue and expenses of the segment are the same as those described in Note 2.

Note 11. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued. There have been no subsequent events that the Company believes require recognition or disclosure in these consolidated financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2024 (the end of the period covered by this report), our management, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Co-Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 based upon the criteria in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2024.

Due to the Company’s status as an “emerging growth company” under the JOBS Act, the Company was not required to obtain an attestation report from the Company’s independent registered public accounting firm on the Company’s internal control over financial reporting as of December 31, 2024.

(c) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the 1934 Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the 1934 Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Certain information with respect to the Company’s directors is set forth below, including their names, ages, a brief description of their recent business experience, including present occupations and employment, certain directorships that each person holds, the year in which each person became a director of the Company, and a discussion of their particular experience, qualifications, attributes or skills that lead the Company to conclude that such individual should serve as a director of the Company, in light of the Company’s business and structure. There were no legal proceedings of the type described in Item 401(f) of Regulation S-K in the past 10 years against any of the directors, director nominees, officers, or promoters of the Company and none are currently pending. There is no arrangement or understanding between any of the Company’s directors or officers pursuant to which they were selected as directors or officers and the Company or any other person or entity. The Company’s governing documents do not currently provide for the Company’s Board members and executive officers to have a term of office.

Mr. Gross is an “interested person” of the Company as defined in the 1940 Act due to his position as Co-Chief Executive Officer and President of the Company and a managing member of the Adviser. Mr. Spohler is an “interested person” of the Company as defined in the 1940 Act due to his position as Co-Chief Executive Officer and Chief Operating Officer of the Company and a managing member of the Adviser. Each of Mr. Wachter, Mr. Hochberg and Mr. Potter is not an “interested person” of the Company as defined in the 1940 Act. The Company is part of a “Fund Complex,” as that term is defined in Schedule 14A and Regulation 14A under the Exchange Act. For purposes of this annual report on Form 10-K, the term Fund Complex includes the Company, SLR Investment Corp., SCP Private Credit Income BDC LLC and SLR HC BDC LLC. Information regarding the Board is as follows:

Name	Age	Position	Director Since
Interested Directors
Michael S. Gross	63	Co-Chief Executive Officer, President and Director	2022
Bruce Spohler	64	Co-Chief Executive Officer, Chief Operating Officer and Director	2022
Independent Directors
Steven Hochberg	63	Director	2022
David S. Wachter	61	Director	2022
Leonard A. Potter	63	Director	2022

The address for each of our directors is c/o SLR Private Credit BDC II LLC, 500 Park Avenue, New York, NY 10022.

Executive Officers Who Are Not Directors

Name	Age	Position
Shiraz Y. Kajee	45	Chief Financial Officer and Treasurer
Guy Talarico	69	Chief Compliance Officer and Secretary

Biographical Information

Interested Directors

Michael S. Gross has been the Chairman of the Board, President, and Co-Chief Executive Officer of the Company since April 2022. Mr. Gross has been the chairman of the board of directors of SLR Investment Corp. since December 2007, president of SLR Investment Corp. since November 2007, sole chief executive officer of SLR Investment Corp. from November 2007 to June 2019 and co-chief executive officer of SLR Investment Corp. since June 2019. Mr. Gross has been the chairman of the board of directors SCP Private Credit Income BDC LLC since May 2018, president of SCP Private Credit Income BDC LLC since June 2018, sole chief executive officer of SCP Private Credit Income BDC LLC from June 2018 to June 2019 and co-chief executive officer of SCP Private Credit Income BDC LLC since June 2019. Mr. Gross has been the chairman of the board of directors, co-chief executive officer and president of SLR HC BDC LLC since September 2020. Mr. Gross also currently serves as a managing member of SLR. Mr. Gross was previously the chairman of the board of directors and president of SLR Senior Investment Corp. from December 2010 to April 2022, sole chief executive officer of SLR Senior Investment Corp. from December 2010 to June 2019 and co-chief executive officer of SLR Senior Investment Corp. from June 2019 to April 2022. Mr. Gross also serves as the chairman of the board of directors of Global Ship Lease Inc.

Mr. Gross holds a B.B.A. in accounting from the University of Michigan and an M.M. from the J.L. Kellogg Graduate School of Management at Northwestern University. Mr. Gross’ intimate knowledge of the business and operations of SLR, extensive familiarity with the financial industry and the investment management process in particular, and experience as a director of other public and private companies not only gives the Board valuable insight but also positions him well to continue to serve as the Chairman of our Board.

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

Mr. Spohler earned a B.S. from Syracuse University and an M.M. from the J.L. Kellogg Graduate School of Management at Northwestern University. Mr. Spohler’s depth of experience in managerial positions in investment management, leveraged finance and financial services, as well as his intimate knowledge of SLR’s business and operations, gives the Board valuable industry-specific knowledge and experience on these and other matters.

Independent Directors

Steven Hochberg has been a director of the Company since April 2022. Further, he has been a director of SLR Investment Corp. since November 2007, a director of SCP Private Credit Income BDC LLC since May 2018 and a director of SLR HC BDC LLC since September 2020. Mr. Hochberg previously served as a director of SLR Senior Investment Corp. from January 2011 until April 2022. Mr. Hochberg is the co-founder and co-general partner of Triatomic Capital G.P. LLC, a technology focused venture capital firm, since 2022. Mr. Hochberg has been an operating partner of Deerfield Management, a healthcare investing firm, since 2022 and served as a partner of Deerfield Management from 2013 to 2021. Mr. Hochberg is the co-founder and manager of Ascent Biomedical Ventures, a venture capital firm focused on early stage investment development and of biomedical companies, since 2004. Since 2011, Mr. Hochberg had been the chairman of the board of directors of Continuum Health Partners, one of the largest non-profit hospital systems in New York City, until its merger with Mount Sinai in 2013, where he is a vice chairman of Mount Sinai Health System, a non-profit healthcare integrated delivery system in New York City. Mr. Hochberg serves on the board of directors of a number of private healthcare companies, and as a director of the Cardiovascular Research Foundation, an organization focused on advancing new technologies and education in the field of cardiovascular medicine. Mr. Hochberg holds a B.B.A. from the University of Michigan and an M.B.A. from Harvard Business School. Mr. Hochberg’s varied experience in investing in medical technology companies provides the Board with particular knowledge of this field, and his role as chairman of other companies’ board of directors brings the perspective of a knowledgeable corporate leader.

Leonard A. Potter has been a director of the Company since April 2022. Further, he has been a director of SLR Investment Corp. since September 2009, a director of SCP Private Credit Income BDC LLC since May 2018 and a director of SLR HC BDC LLC since September 2020. Mr. Potter previously served as a director of SLR Senior Investment Corp. from January 2011 to April 2022. Since 2011, Mr. Potter has served as the president and chief investment officer of Wildcat Capital Management, LLC. Mr. Potter has served as senior managing director of Vida Ventures I and II, each a biotech venture fund, since 2017. From 2002 through 2009, Mr. Potter was a managing director — Soros Private Equity at Soros Fund Management LLC where, from May 2005 through July 2009, Mr. Potter served as co-head of the Private Equity group and a member of the Private Equity Investment Committee. Mr. Potter is currently a member of the board of directors of Hilton Grand Vacations Inc. since 2017 and a director (currently lead independent director) of SuRo Capital Corp. and several private companies. Mr. Potter has a B.A. from Brandeis University and a J.D. from the Fordham University School of Law. Mr. Potter’s experience practicing as a corporate lawyer provides valuable insight to the Board on regulatory and risk management issues. In addition, his tenure in private equity investments and service as a director of both public and private companies provide industry-specific knowledge and experience to the Board.

David S. Wachter has been a director of the Company since April 2022. Further, he has been a director of SLR Investment Corp. since November 2007, a director of SCP Private Credit Income BDC LLC since May 2018 and a director of SLR HC BDC LLC since September 2020. Mr. Wachter previously served as a director of SLR Senior Investment Corp. from January 2011 to April 2022. Mr. Wachter is a founding partner and managing partner of W Capital Partners, a private equity fund manager and wholly owned subsidiary of AXA Investment Managers, since 2001. Mr. Wachter has a B.S. in Engineering, with a major in Computer Science and Applied Mathematics, from Tufts University and an M.B.A. from New York University Graduate School of Business. Mr. Wachter’s

extensive knowledge of private equity and investment banking provides the Board with the valuable insight of an experienced financial manager.

Executive Officers Who Are Not Directors

Shiraz Y. Kajee has been the Chief Financial Officer and Treasurer of the Company since April 2023. He has been the chief financial officer and treasurer of SLR Investment Corp. since April 2023, the chief financial officer and treasurer of SCP Private Credit Income BDC LLC since April 2023 and the chief financial officer and treasurer of SLR HC BDC LLC since April 2023, and secretary of such entities, in addition to the Company, from April 2023 to November 2023. From December 2015 through March 2023, Mr. Kajee served as a Managing Director at New Mountain Capital, L.L.C., a private equity firm, which also included serving as Chief Financial Officer and Treasurer of the following business development companies: New Mountain Finance Corporation since 2015, NMF SLF I, Inc. since 2019, New Mountain Guardian III BDC, L.L.C. since 2019 and New Mountain Guardian IV BDC, L.L.C. since 2022. Mr. Kajee received both his Master of Science in Accounting and a Bachelor of Business Administration in Finance from Baruch College - City University of New York. He is a New York State Certified Public Accountant and a Chartered Global Management Accountant.

Guy Talarico has been the Chief Compliance Officer of the Company since April 2022 and Secretary since November 2023. He has been the chief compliance officer of SLR Investment Corp. since July 2008 and Secretary since November 2023, the chief compliance officer of SCP Private Credit Income BDC LLC since June 2018 and Secretary since November 2023 and the chief compliance officer of SLR HC BDC LLC since September 2020 and Secretary since November 2023. Mr. Talarico currently serves as General Counsel and Chief Compliance Officer for SLR since May 2023. In addition, Mr. Talarico previously served as the chief compliance officer of SLR Senior Investment Corp. from December 2010 until April 2022. Mr. Talarico previously served as managing director of ACA Group, LLC (successor to Foreside Consulting Services LLC, and ultimate successor to Alaric Compliance Services, LLC, which he founded in December 2005). Mr. Talarico holds a B.S. ChE from Lehigh University, an M.B.A. from Fairleigh Dickinson University and a J.D. from New York Law School.

Audit Committee

The Audit Committee operates pursuant to a charter approved by our Board. The charter sets forth the responsibilities of the Audit Committee. The Audit Committee’s responsibilities include selecting the independent registered public accounting firm for the Company, reviewing with such independent registered public accounting firm the planning, scope and results of their audit of the Company’s financial statements, pre-approving the fees for services performed, reviewing with the independent registered public accounting firm the adequacy of internal control systems, reviewing the Company’s annual financial statements and periodic filings and receiving the Company’s audit reports and financial statements. The Audit Committee has also established guidelines and make recommendations to our Board regarding the valuation of our investments. The Audit Committee is responsible for aiding our Board in determining the fair value of debt and equity securities that are not publicly traded or for which current market values are not readily available. The Board and the Audit Committee may utilize the services of nationally recognized third-party valuation firms to help determine the fair value of material assets. The Audit Committee is composed of Steven Hochberg, David S. Wachter and Leonard A. Potter. Mr. Hochberg serves as Chairman of the Audit Committee. Our Board has determined that Mr. Hochberg is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K, as promulgated under the 1934 Act. Mr. Hochberg meets the current independence and experience requirements of Rule 10A-3 of the 1934 Act.

Code of Ethics

The Company has adopted a code of ethics that applies to, among others, its senior officers, including its Co-Chief Executive Officers and its Chief Financial Officer, as well as every officer, director and employee of the Company. The Company’s code of ethics is filed herewith and the Company intends to disclose amendments to or waivers from required provisions of the code of ethics on Form 8-K.

Insider Trading Policy

The Company has adopted a joint code of ethics and insider trading policy in conjunction with the Adviser and SLR BDCs that the Company believes is reasonably designed to promote compliance with applicable insider trading laws, rules and regulations. The joint code of ethics and insider trading policy governs the purchase, sale and/or other dispositions of the securities of the Adviser, the Company and the SLR BDCs and applies to (i) any partner, member, officer or director of the Adviser, the Company and the SLR BDCs, or other person occupying a similar status or performing similar function; (ii) any employee of the Adviser, the Company and the SLR BDCs; (iii) any U.S. consultant who has been contracted by the Adviser, the Company and the SLR BDCs for more than ninety (90) days; and (iv) any other person who provides advice on behalf of the Adviser, the Company and the SLR BDCs and is subject to the respective entity’s supervision and control.

Nomination of Directors

There have been no material changes to the procedures by which Unitholders may recommend nominees to our Board since the filing of our annual report on Form 10-K for the fiscal year ended December 31, 2023. The Nominating and Corporate Governance Committee of the Company currently does not consider nominees recommended by our Unitholders.

Item 11. Executive Compensation

Compensation of Executive Officers

None of our affiliated officers receives direct compensation from the Company. Mr. Gross, our Co-Chief Executive Officer and President, and Mr. Spohler, our Co-Chief Executive Officer and Chief Operating Officer, through their ownership interest in our Adviser, are entitled to a portion of any profits earned by the Adviser, which includes any fees payable by us to the Adviser under the terms of the Investment Management Agreement, less expenses incurred by Adviser in performing its services under the Investment Management Agreement. Mr. Gross and Mr. Spohler do not receive any additional compensation from Adviser in connection with the management of our portfolio.

Mr. Kajee, our Chief Financial Officer and Treasurer and Mr. Talarico, our Chief Compliance Officer and Secretary are paid by the Adviser or its affiliates, and such costs or payments are not subject to reimbursement by the Company.

Compensation of Directors

The following table sets forth the compensation of the Company’s directors for the year ended December 31, 2024.

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	All Other Compensation	Total Compensation from the Company	Total Compensation from the Fund Complex
Interested Directors
Michael S. Gross	—	—	—	—	—
Bruce Spohler	—	—	—	—	—
Independent Directors
Steven Hochberg	$25,000	—	—	$25,000	$202,000
David S. Wachter	$25,000	—	—	$25,000	$197,000
Leonard A. Potter	$25,000	—	—	$25,000	$197,000

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
(2)
We do not maintain a stock or option plan, non-equity incentive plan or pension plan for our directors or officers. As a result, we have not historically, and we do not expect to, grant equity awards to our directors and officers.

Compensation Committee

The Company currently does not have a Compensation Committee.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2024, none of the Company’s executive officers served on the board of directors (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on the Compensation Committee of the Company or on the Board. No member of the Compensation Committee had any relationship requiring disclosure under any paragraph of Item 404 of Regulation S-K.

Compensation Committee Report

Currently, none of our executive officers are compensated by the Company, and as such the Company is not required to produce a compensation committee report for inclusion in our annual report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The following table sets forth, as of February 21, 2025, the beneficial ownership of each director and executive officer of the Company, and the executive officers and directors as a group.

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
(2)
Based on a total of 981,403 Units issued and outstanding as of February 21, 2025.

Set forth below is the dollar range of equity securities beneficially owned by each of our directors as of February 21, 2025. We are part of a “Fund Complex,” as that term is defined in Schedule 14A and Regulation 14A under the 1934 Act. For purposes of this annual report on Form 10-K, the term Fund Complex includes us, SLR Investment Corp., SCP Private Credit Income BDC LLC and SLR HC BDC LLC.

Name of Director	Dollar Range of Equity Securities Beneficially Owned(1)(2)	Dollar Range of Equity Securities Beneficially Owned in the Fund Complex (1)(2)(3)
Interested Directors
Michael S. Gross	—	Over $100,000
Bruce Spohler	—	Over $100,000
Independent Directors
Steven Hochberg	—	$10,001-$50,000
Leonard A. Potter	—	Over $100,000
David S. Wachter	—	Over $100,000

(1)
The dollar ranges are: None, $1-$10,000, $10,001-$50,000, $50,001-$100,000, or Over $100,000.
(2)
Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the 1934 Act.
(3)
The dollar range of equity securities in the Fund Complex beneficially owned by directors of the Company, if applicable, is the total dollar range of equity securities in SLR Investment Corp. beneficially owned by the directors, as no director has beneficial ownership of the Company, SCP Private Credit Income BDC LLC or SLR HC BDC LLC. The dollar range of equity securities beneficially owned in SLR Investment Corp. is based on the closing price of SLR Investment Corp’s common stock of $17.65 on February 21, 2025 on the NASDAQ Global Select Market.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons, Promoters and Certain Control Persons

Investment Management Agreement

We have entered into the Investment Management Agreement with the Adviser pursuant to which we pay management fees, administrative coordinator fees and incentive fees to the Adviser. Our Board, including a majority of the directors who are disinterested directors, voted to approve the continuation of the Investment Management Agreement at a meeting held on November 5, 2024. Subject to certain restrictions, the Investment Management Agreement will remain in effect from year to year if approved annually by a majority of the Board, including a majority of independent directors, or by the holders of a majority of our outstanding voting securities until terminated by the Company, or by the Adviser, upon 60 days’ prior written notice.

Administration Services

Pre-Exchange Listing. Prior to an Exchange Listing, pursuant to the Investment Management Agreement, the Adviser has also been appointed as the Administrative Coordinator. The Administrative Coordinator will supervise or provide the Company’s administrative services, including operational trade support, NAV calculations, financial reporting, fund accounting, registrar and transfer agent services. The Administrative Coordinator provides assistance to the Adviser in connection with communicating with investors and other persons with respect to the Company. The Administrative Coordinator, when acting in its administrative capacity, does not provide any investment advisory or investment management services to the Company. Pursuant to the Investment Management Agreement, the Company pays the Administrative Coordinator the Pre-Exchange Listing Administration Fee for its services.

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

Post-Exchange Listing. As described above, in connection with an Exchange Listing, and subject to Board approval, the Company intends to enter into an administration agreement with SCM pursuant to which SCM will provide administrative services to the Company. For providing these services, facilities and personnel, the Company will reimburse SCM for the Company’s allocable portion of overhead and other expenses incurred by SCM in performing its obligations under the administration agreement.

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

Relationship with the Adviser and Potential Conflicts of Interest

Conflicts of Interest; Other Activities of the Adviser. Various potential and actual conflicts of interest are expected to arise from the overall investment activities of the Adviser and its affiliates, some of which are noted below. The Adviser and its affiliates serve as an investment adviser to other investment vehicles, funds and clients and expect to make investment decisions for the accounts of others, including other investment vehicles and funds, that are different from those that will be made by the Adviser on behalf of the

Company. Such conflicts may arise, for example, when both the Company and/or clients of SLR invest in (i) securities or other instruments issued by a particular issuer and in certain assets owned by such issuer; and (ii) different parts of an issuer’s capital structure, whereby one or more clients own senior debt obligations of an issuer and other clients own junior debt or equity of the same issuer, or one or more clients own public securities and other clients own private securities, as well as circumstances in which clients invest in different tranches of the same investment. In such circumstances, matters such as decisions over the operations or activities of the issuer involved; negotiations over the terms and conditions of the investment; decisions with respect to amendments, consents or waivers; the targeted returns from the investment; the timeframe for, or method of, exiting the investment; or bankruptcy-related matters (including decisions over whether to trigger an event of default or over the terms of any workout) are likely to result in conflicts of interest.

Similar conflicts of interest are likely to arise to the extent a Portfolio Investment is in competition with investments owned by the Adviser, its clients or affiliates (e.g., investments in similar regions or markets may compete with respect to customers, tenants and/or purchasers). In order to minimize such conflicts, the Company may avoid making certain investments or taking certain actions that would potentially give rise to conflicts of interest, which could have the effect of limiting the Company’s investment opportunities. Alternatively, the Company might resolve the conflict by adopting a particular strategy (including disposing of an investment earlier than it otherwise would have if no conflict existed), which could result in a different investment outcome than might arise if the Company had adopted an otherwise different investment strategy.

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

In addition, the Company may be unable or limited in its ability to acquire Portfolio Investments or take certain actions with respect to Portfolio Investments (including taking “active” positions with respect to such Portfolio Investments) due to the Adviser’s duties to other clients or under applicable law (including the Advisers Act, the 1940 Act and the U.S. Employee Retirement Income Security Act of 1974, as amended), or by the Adviser’s intention to avoid certain potential conflicts of interest or regulatory issues or obligations, and individual members of the investment team may be subject to similar constraints (or unable to participate in certain Company matters) due to similar considerations. Similarly, the Adviser may be required to take certain actions (including disposing of investments owned by the Company and/or other clients) due to such issues, obligations or potential conflicts. In order for the Adviser to adhere to its applicable fiduciary obligations as well as to address and/or mitigate conflicts of interest, it may not be possible or appropriate to make available resources of the Adviser that might be relevant to particular investment decisions by the investment professionals responsible for the Company’s investment program. Such restrictions could result in such investment professionals making investment or other decisions for the Company that are different from the decisions they would make if there were no such limits or restrictions.

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

The Adviser, the Administrative Coordinator and the Company’s custodian will from time to time act as investment advisers, administrators or custodians in relation to, or otherwise be involved with, other companies established by parties other than the Company. Such companies may have similar objectives to the Company. Should a conflict of interest arise, the Board will endeavor to ensure that it is resolved fairly, to the extent it is in a position to do so.

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

Conflicts Related to Cross-Trades. The Adviser may, to the extent permitted under applicable law, effect client cross trades where the Adviser causes a transaction to be effected between the Company and another account advised by it or its affiliate. The valuation of loans or other assets that may be transferred from the Company to other funds managed by the Adviser or affiliates involves inherent conflicts of interest for the Adviser, and there is no guarantee that the Adviser will resolve these conflicts in a manner that will not have an adverse effect on the Company.

Conflicts Related to Sale of Loans. The Company may sell a portion of any loans or certain other assets originated by the Company to other funds managed by the Adviser or affiliates. As a result, the Company’s initial participation in such loans or other assets may be greater, and its available liquid capital less, than it would have been if the Company did not expect to ultimately sell part of such loans or other assets to another fund managed by the Adviser or affiliates. To the extent the Company purchases loans or other assets and subsequently sells a portion thereof to other funds managed by the Adviser or affiliates, the Company will bear the risk of changes in the value of such loans or other assets during the period it holds such loans or other amounts and the amount of capital available to the Company to pursue other investment opportunities may be reduced. Furthermore, it may be difficult to determine the value of the loans or other assets transferred by the Company. As a result, consideration due to the Company from other funds managed by the Adviser or affiliates whenever it may sell the loans or other assets is subject to uncertainty and valuation risks as described elsewhere herein. The valuation of loans or other assets that may be transferred from the Company to other funds managed by the Adviser or affiliates involves inherent conflicts of interest for the Adviser, and there is no guarantee that the Adviser will resolve these conflicts in a manner that will not have an adverse effect on the Company. To help mitigate these conflicts, the Adviser may engage an independent third party valuation agent (whose fees will be borne by the Company) to price loans sold from the Company to other funds managed by the Adviser or affiliates.

Service Providers. The nature of the relationship with a Service Provider and the amount of time devoted or required to be devoted by a Service Provider are expected to vary considerably. In some cases, a Service Provider may provide sector-, industry- and/or regional-specific insights and feedback on investment themes, assist in transaction due diligence, and/or make introductions to and provide reference checks on management teams. In other cases, Service Providers may take on more extensive roles and serve as executives or directors on the board of directors of Portfolio Investments or portfolio companies or contribute to the origination of new investment opportunities. In certain instances, there may be formal arrangements with Service Providers (which may or may not be terminable upon notice by any party), and in other cases the relationships may be more informal. Service Providers may receive compensation regardless of whether a Portfolio Investment is consummated (including pursuant to retainers and expense reimbursement), and/or may be uncompensated unless and until an engagement with a Portfolio Investment develops. In certain cases, they may have certain attributes of “employees” of the Adviser (e.g., they may have dedicated offices at the Adviser, participate in general meetings and events for the Adviser personnel, work on matters of the Adviser as their primary or sole business activity and/or be compensated on a weekly or monthly basis rather than on a project basis) even though they are not considered employees of the Adviser, affiliates or personnel for purposes of provisions of this report, the LLC Agreement and the Investment Management Agreement relating to Adviser expenses.

Because certain services provided by Service Providers, such as the identification or analysis of investments, might otherwise be provided by employees of the Adviser, the Adviser will have an incentive to retain such Service Providers and have them paid by the Company rather than hiring employees or otherwise paying for these services out of its own resources, particularly since the fees, costs, expenses and liabilities of these parties may be substantial (e.g., fees payable to individual Service Providers may exceed $1 million in any given year). There can be no assurance that any of the Service Providers will continue to serve in such roles for the expected duration of their engagement. Moreover, agreements with Service Providers may provide for the indemnification by the Company of a Service Provider against certain costs and liabilities, which may have the effect of reducing the Adviser’s potential costs and obligations. In addition, if the Company utilizes a Service Provider that the Adviser, its clients and/or its affiliates have an option to acquire, the Adviser may be incentivized to have the Company provide substantial compensation or take other measures with respect to such Service Provider in order to facilitate such acquisition or enable the prospective purchasers to acquire the Service Provider on more favorable terms.

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

Potential Conflicts Relating to the Allocation of Investment Opportunities among the Company and Other Investment Vehicles. Various potential and actual conflicts of interest are expected to arise in connection with the allocation of investment opportunities among the Company and other investment vehicles managed or advised by SLR. Investment opportunities that become known to the Adviser may be appropriate for the Company as well as for the Adviser’s other clients and for the clients of SLR. The Adviser may face conflicts of interest with respect to the allocation of such opportunities.

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

Material Non-Public Information. The Adviser expects to come into possession of material non-public information concerning specific issuers. Under applicable securities laws, this may limit the Adviser’s flexibility to buy or sell securities issued by such issuers on behalf of the Company or otherwise use such information for the benefit of the Company (e.g., in situations when the Company is asked to grant consents, waivers or amendments with respect to loans, the Adviser’s ability to assess the desirability of such consents, waivers and amendments may be compromised). The Adviser may decline to pursue certain investment opportunities or exit strategies on behalf of the Company in order to avoid being in possession of material non-public information in respect of an issuer where such possession would limit the Adviser’s ability to trade in other securities of such issuer on behalf of their other clients. Alternatively, the Adviser may decline to receive material non-public information in order to avoid trading restrictions, even though access to such information might have been advantageous and other market participants are in possession of such information.

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

Co-Investments. With respect to a Portfolio Investment for which the Adviser determines co-investment capacity is available, the Adviser may, in its sole discretion, offer any portion of a co-investment to Unitholders or to third parties (which may be unaffiliated or affiliated with the Adviser or its affiliates, which may include Service Providers), or may cause the Company to retain such amounts. Each co-investment may be made by a separate vehicle formed for the purpose of making such co-investment. Any Unitholder participating in a co-investment may be required to pay fees (including management, incentive and administration fees) in connection with such co-investment (and, for the avoidance of doubt, any such fees or amounts shall not be considered Transaction Fees (as defined below). Distributions of income and proceeds related to each co-investment will be made separately from, and not aggregated with, distributions of income and proceeds related to the corresponding Portfolio Investment by the Company. “Transaction Fees” means the Company’s portion (as determined by the Company in its reasonable discretion) of any directors’, transaction, break-up, consulting, financial and advisory or other fees paid to the Adviser or any of its subsidiaries by any third party in connection with any proposed or existing Portfolio Investment; provided that, in each case, Transaction Fees will not include (i) any amounts paid as reimbursement for out-of-pocket expenses incurred in connection with providing services in respect of which such Transaction Fees were paid, (ii) any amounts paid to Service Providers in connection with any Company investment or (iii) any amounts paid by any investor or investment vehicle making a co-investment with the Company or investing alongside the Company. In determining the Company’s portion of any Transaction Fees, the Company may take into account its proportionate ownership of a Portfolio Investment’s entire capital structure (including both debt and equity). The Adviser or any of its subsidiaries may take actions to give effect to the above arrangement other than reducing Management Fees (e.g., rebating or waiving Transaction Fees at the Portfolio Investment level), in which case Transaction Fees will not reduce Management Fees as described above. For the avoidance of doubt, any fees and expenses paid to SLR Healthcare ABL (f/k/a Gemino Healthcare Finance LLC), or any existing or future entity which has been acquired by the Adviser or any affiliate of the Adviser, in each case, on an arms-length basis in connection with services provided in relation to any Portfolio Investments are not Transaction Fees and will not offset Management Fees.

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

The Adviser may grant certain Unitholders a priority right to participate in co-investment opportunities, subject to the requirements of the Order and to applicable law. The existence of such priority co-investment rights may result in other Unitholders receiving fewer or no co-investment opportunities. Because co-investors may not be identified and/or may not agree to invest until relatively late in the investment process, or for other reasons, co-investors may not bear their proportionate share of investment-related expenses (including “broken deal” expenses). Beneficial owners of more than 25% of the Company’s Units are not permitted to participate in co-investment opportunities, and beneficial owners of between 5% and 25% of the Company’s Units are only permitted to participate in co-investment opportunities upon approval of the Board. A non-binding indication of interest in co-investments does not require the Adviser to notify such interested party of any co-investment opportunity.

Certain Potential Conflicts Relating to Expenses. The appropriate allocation of fees and expenses among the Company and other funds or accounts advised by the Adviser or any of its affiliates often cannot be resolved by reference to a pre-existing formula and will require the exercise of discretion. In addition, it is expected that the Company will bear expenses related to investments that it does not consummate (i.e., broken deal expenses). While the Adviser has adopted policies and procedures designed to fairly and equitably allocate expenses, the Adviser and its affiliates will be subject to conflicts of interest in making such determinations, and there can be no assurance that errors will not arise in such allocations, or that any allocations (i) will reflect an entity’s pro rata share of such expenses based on the amounts invested (or anticipated to be invested) / market value of the investment held (or anticipated to be held) by each fund or account managed by the Adviser or its affiliates or (ii) will be in proportion to the number of participating funds managed by the Adviser or its affiliates, or the proportion of time spent on each fund managed by the Adviser or its affiliates, or that such allocations will not confer an economic benefit on other entities at the Company’s expense. Similarly, the determination of whether an expense (for instance, the fees and expenses of consultants, contract employees, outside legal counsel and temporary employees (as well as secondees of any of the foregoing) who work on Company -related matters) is appropriately borne by the Company (or a specific group of Company investors) or the Adviser often cannot be resolved by reference to a pre-existing formula and will require the exercise of discretion, and the Adviser is subject to conflicts of interest in making such determinations. In particular, the Adviser may be incentivized to (i) classify expenses as borne by the Company as opposed to the Adviser and (ii) decrease the level or quality of third-party services provided to the Company to the extent such services are paid for by the Adviser.

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

The Company and certain other funds managed by the Adviser or an affiliate may, but are not expected to hold certain investments and conduct certain activities through the same special purpose vehicles or other structures. The use of such common special purpose vehicles or other structures may give rise to various conflicts of interest; for example, the use of any such vehicle may make it more difficult to address specific considerations applicable to the Company than if separate vehicles were used. In addition, a level of discretion will be required with respect to each entity’s relative participation in any such vehicle, including adjustments intended to reflect the entities’ relative capital available for investment as of the conclusion of their respective offering periods.

Incentive Fee; Use of Leverage. The existence of the Adviser’s Post-Exchange Listing Incentive Fee will create an incentive for the Adviser to make more speculative investments on behalf of the Company than it might otherwise make in the absence of such performance-based compensation. Additionally, the Company has broad authority to utilize leverage; as the use of leverage has the potential to magnify gains, the Adviser may be incentivized to utilize leverage in an effort to enhance the Company’s performance and/or generate Incentive Fees for itself. Additionally, prior to an Exchange Listing, the Adviser may be incentivized to utilize a Commitment-based Company credit facility, since (i) borrowings associated with such facility generally will be included for purposes of the Pre-Exchange Listing Management Fee payable to the Adviser and (ii) the utilization of such facility may enable the Adviser not to draw down Commitments and thereby receive Pre-Exchange Listing Incentive Fees sooner than it would have in the absence of such facility.

Valuation. Subject to approval by the Board, the Adviser will value securities, loans or other instruments for which market quotes are not readily available at fair value (or if extraordinary events occur after the last readily available quotation), and is subject to certain conflicts of interest in doing so. In particular, the Adviser may be incentivized to produce higher valuations in order to enhance Company performance, and/or due to the operation of the guideline.

Diverse Unitholder Group. It is expected that the Unitholders will have conflicting investment, tax and other interests with respect to their investments in the Company. The conflicting interests of Unitholders may relate to, or arise from, among other things, the acquisition or structuring of Portfolio Investments and the timing and disposition of Portfolio Investments. As a consequence, conflicts of interest may arise in connection with decisions made by the Adviser that may be more beneficial for one investor than for another investor, for example, with respect to Unitholders’ individual tax situations. In addition, the Company may make Portfolio Investments which may have a negative impact on related or unrelated investments made by Unitholders in transactions outside of the Company. In selecting and structuring Portfolio Investments appropriate for the Company, the Adviser will consider the investment and tax objectives of the Company and the Unitholders as a group, not the investment, tax or other objectives of any Unitholder individually.

Changing and Evolving Conflicts and Potential Conflicts. From time to time, the Adviser, its affiliates and their personnel may enter new lines of business and modify or further develop existing lines of business for itself and for clients. Expertise in a range of disciplines may lead to the Adviser entering new businesses and/or other potential investment opportunities, directly or indirectly (including through joint ventures or other arrangements), which in turn may introduce potential conflicts in the allocation of time, resources and investment opportunities made available to the Company by the Adviser. Similarly, the composition of the Adviser may also change, and these changes may have an impact on the Company’s business lines and the activities it conducts for itself and for clients.

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

Limitation on Liability of Directors; Indemnification and Advance of Expenses

Under the LLC Agreement, we will fully indemnify any person who was or is involved in any actual or threatened action, suit or proceeding by reason of the fact that such person is or was one of our directors or officers. So long as we are regulated under the 1940 Act, the above indemnification and limitation of liability is limited by the 1940 Act or by any valid rule, regulation or order of the SEC thereunder. The 1940 Act provides, among other things, that a company may not indemnify any director or officer against liability to it or its security holders to which such director or officer might otherwise be subject by reason of his or her willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of his or her office unless a determination is made by final decision of a court, by vote of a majority of a quorum of directors who are disinterested, non-party directors or by independent legal counsel that the liability for which indemnification is sought did not arise out of the foregoing conduct. In addition, we have obtained liability insurance for our officers and directors.

Item 14. Principal Accountant Fees and Services

KPMG LLP has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in the Company or its affiliates.

For the years ended December 31, 2024 and December 31, 2023, the Company incurred the following fees for services provided by KPMG LLP, including expenses:

Table below in thousands

	Fiscal Year Ended December 31, 2024	January 18, 2023 (commencement of operations) to December 31, 2023
Audit Fees	$90.0	$100.0
Audit-Related Fees	—	—
Tax Fees	15.0	17.3
All Other Fees	—	—
Total Fees:	$105.0	$117.3

Audit Fees: Audit fees consist of fees for professional services rendered for quarterly reviews and services that are normally provided by KPMG LLP in connection with statutory and regulatory filings.

Audit-Related Fees: Audit-related services consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Services Fees: Tax services fees consist of fees for professional tax services. These services also include assistance regarding federal, state, and local tax compliance.

All Other Fees: Other fees would include fees for products and services other than the services reported above.

Pre-Approval Policy: The Audit Committee has established a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by KPMG LLP, the Company’s independent registered public accounting firm. The policy requires that the Audit Committee pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such service does not impair the auditor’s independence.

Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accounting firm to management. During the fiscal year ended December 31, 2024, the Audit Committee pre-approved 100% of the services described in this policy.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)
Documents Filed as Part of this Report

Index	Page No.
Report of Independent Registered Public Accounting Firm	82
Consolidated Statements of Assets and Liabilities as of December 31, 2024 and 2023	83
Consolidated Statements of Operations for the year ended December 31, 2024 and the period January 18, 2023 (commencement of operations) to December 31, 2023	84
Consolidated Statements of Changes in Unitholders’ Capital for the year ended December 31, 2024 and the period January 18, 2023 (commencement of operations) to December 31, 2023	85
Consolidated Statements of Cash Flows for the year ended December 31, 2024 and the period January 18, 2023 (commencement of operations) to December 31, 2023	86
Consolidated Schedule of Investments as of December 31, 2024	87
Consolidated Schedule of Investments as of December 31, 2023	89
Notes to Consolidated Financial Statements	91

(b)
Exhibits

The following exhibits are filed as part of this report or are hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit No.	Description

3.1	Certificate of Formation(1)

3.2	Amended and Restated Limited Liability Company Agreement(2)

4.1	Form of Subscription Agreement(1)

4.2	Description of Securities(4)

10.1	Investment Management Agreement with SLR Capital Partners, LLC(2)

10.2	Custody Agreement with Citibank, N.A.(1)

10.3	Custodial Services Election Agreement by and between the Company and Citibank, N.A(2)

10.4	Form of Revolving Credit Agreement by and between the Company and ING Capital LLC as Administrative Agent, Sole Lead Arranger and Sole Bookrunner(2)

10.5

Form of Loan and Security Agreement by and among SLR Private Credit BDC II SPV LLC, as borrower; SLR Private Credit BDC II LLC as parent and servicer; the Lenders party hereto; the collateral agent, collateral administrator and securities intermediary party hereto and Citibank, N.A. as administrative agent, dated as of December 12, 2023(3)

14.1	Code of Business Conduct(5)

19.1	Joint Code of Ethics and Insider Trading Policy(5)

21.1	Subsidiaries of SLR Private Credit BDC II LLC*

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.3	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

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
(4)
Previously filed as an exhibit to the Registrant's report on Form 10-K (File No. 000-56518) filed on February 27, 2024.
(5)
Previously filed as an exhibit to the Registrant's report on Form 10-Q (File No. 000-56518) filed on November 6, 2024.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SLR PRIVATE CREDIT BDC II LLC

/s/ MICHAEL S. GROSS	/s/ BRUCE J. SPOHLER
Michael S. Gross Co-Chief Executive Officer, President, Chairman of the Board and Director Date: February 25, 2025	Bruce J. Spohler Co-Chief Executive Officer, Chief Operating Officer and Director Date: February 25, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date	Signature	Title

February 25, 2025	/s/ MICHAEL S. GROSS	Co-Chief Executive Officer, President, Chairman of the Board and Director (Principal Executive Officer)
Michael S. Gross

February 25, 2025	/s/ BRUCE J. SPOHLER	Co-Chief Executive Officer, Chief Operating Officer and Director (Principal Executive Officer)
Bruce J. Spohler

February 25, 2025	/s/ STEVEN HOCHBERG	Director
Steven Hochberg

February 25, 2025	/s/ DAVID S. WACHTER	Director
David S. Wachter

February 25, 2025	/s/ LEONARD A. POTTER	Director
Leonard A. Potter

February 25, 2025	/s/ SHIRAZ Y. KAJEE	Chief Financial Officer (Principal Financial Officer)
Shiraz Y. Kajee