Form 10-Q
period 2025-03-31
SLR Private Credit BDC II LLC
filed 2025-05-07
CIK 1932591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2025

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

As of March 31, 2025, there was no established public market for the registrant’s units. The issuer had 981,403 units outstanding as of May 5, 2025.

SLR PRIVATE CREDIT BDC II LLC

FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2025

	Index	Page No.
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Assets and Liabilities as of March 31, 2025 (unaudited) and December 31, 2024	3
	Consolidated Statements of Operations for the three months ended March 31, 2025 (unaudited) and the three months ended March 31, 2024 (unaudited)	4
	Consolidated Statements of Changes in Unitholders’ Capital for the three months ended March 31, 2025 (unaudited) and the three months ended March 31, 2024 (unaudited)	5
	Consolidated Statements of Cash Flows for the three months ended March 31, 2025 (unaudited) and the three months ended March 31, 2024 (unaudited)	6
	Consolidated Schedule of Investments as of March 31, 2025 (unaudited)	7
	Consolidated Schedule of Investments as of December 31, 2024	10
	Notes to Consolidated Financial Statements (unaudited)	12
	Report of Independent Registered Public Accounting Firm	28
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	40
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3.	Defaults Upon Senior Securities	41
Item 4.	Mine Safety Disclosures	41
Item 5.	Other Information	41
Item 6.	Exhibits	41
SIGNATURES		43

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us”, and “our” refer to SLR Private Credit BDC II LLC unless the context states otherwise.

Item 1. Financial Statements

SLR PRIVATE CREDIT BDC II LLC

Consolidated Statements of Assets and Liabilities

(in thousands, except unit and per unit amounts)

	March 31, 2025 (unaudited)	December 31, 2024
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost: $37,137 and $37,628, respectively)	$37,600	$38,271
Cash	1,281	1,363
Interest receivable	201	213
Receivable for investments sold	5	—
Prepaid expenses	18	2
Total assets	$39,105	$39,849
Liabilities
Revolving credit facility due December 2028 (the “SPV Facility”) ($16,250 and $16,250 face amounts, respectively, reported net of unamortized debt issuance costs of $355 and $379, respectively. See note 5)	$15,895	$15,871
Revolving credit facility due March 2026 (the “Subscription Facility”) ($6,600 and $6,700 face amounts, respectively, reported net of unamortized debt issuance costs of $82 and $55, respectively. See note 5)	$6,518	6,645
Distributions payable	—	309
Management fee payable (see note 3)	70	364
Administration fee payable (see note 3)	7	8
Interest payable (see note 5)	357	333
Other liabilities and accrued expenses	240	489
Total liabilities	$23,087	$24,019
Commitments and contingencies (see note 6)
Unitholders’ Capital
Common Unitholders’ capital (981,403 and 981,403 units, respectively, issued and outstanding)	15,932	15,932
Accumulated distributable net earnings (loss)	86	(102)
Total unitholders’ capital	$16,018	$15,830
Total liabilities and unitholders’ capital	$39,105	$39,849
Net asset value per unit	$16.32	$16.13

See notes to consolidated financial statements.

SLR PRIVATE CREDIT BDC II LLC

Consolidated Statements of Operations (unaudited)

(in thousands, except unit and per unit amounts)

	Three months ended March 31, 2025	Three months ended March 31, 2024
Investment Income:
Interest income from non-controlled/non-affiliated investments	$1,133	$847
Other income from non-controlled/non-affiliated investments	8	21
Total investment income	1,141	868
Expenses:
Management fees (see note 3)	$86	$95
Administration fees (see note 3)	7	5
Interest and other credit facility expenses (see note 5)	546	510
Other general and administrative expenses	134	182
Total expenses	773	792
Net investment income	$368	$76
Realized and unrealized gain (loss) on investments and cash equivalents:
Net realized gain (loss) on non-controlled/non-affiliated investments and cash equivalents	$—	$(1)
Net change in unrealized gain (loss) on non-controlled/non-affiliated investments and cash equivalents	(180)	121
Net realized and unrealized gain (loss) on non-controlled/non-affiliated investments and cash equivalents	(180)	120
Net Increase in Unitholders’ Capital Resulting From Operations	$188	$196
Net Income Per Unit	$0.19	$0.32

See notes to consolidated financial statements.

SLR PRIVATE CREDIT BDC II LLC

Consolidated Statements of Changes in Unitholders’ Capital (unaudited)

(in thousands, except unit amounts)

	Three months ended March 31, 2025	Three months ended March 31, 2024
Increase (decrease) in unitholders’ capital resulting from operations:
Net investment income	$368	$76
Net realized gain (loss)	—	(1)
Net change in unrealized gain (loss)	(180)	121
Net increase in unitholders’ capital resulting from operations	188	196
Distributions to unitholders:
From distributable earnings	—	(76)
From return of capital	—	(54)
Net distributions to unitholders	—	(130)
Increase in unitholders’ capital resulting from capital activity:
Contributions	—	1,500
Net increase in unitholders’ capital resulting from capital activity	—	1,500
Total increase in unitholders’ capital	188	1,566
Unitholders’ capital, beginning of period	15,830	8,635
Unitholders’ capital, end of period	$16,018	$10,201
Capital unit activity (see note 7):
Units issued	—	95,602
Net increase from capital unit activity	—	95,602

See notes to consolidated financial statements.

SLR PRIVATE CREDIT BDC II LLC

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months ended March 31, 2025	Three months ended March 31, 2024
Cash Flows from Operating Activities:
Net increase in unitholders’ capital resulting from operations	$188	$196
Adjustments to reconcile net increase in unitholders’ capital resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments and cash equivalents	—	1
Net change in unrealized (gain) loss on investments	180	(121)
Deferred financing costs	113	97
Net accretion of discount on investments	(50)	(33)
(Increase) decrease in operating assets:
Purchase of investments	(5,982)	(6,728)
Proceeds from disposition of investments	6,523	1,500
Capitalization of payment-in-kind income	—	(8)
Interest receivable	12	(43)
Receivable for investments sold	(5)	—
Prepaid expenses	(16)	8
Increase (decrease) in operating liabilities:
Payable for cash equivalents purchased	—	(4,960)
Management fee payable	(294)	45
Administration fee payable	(1)	2
Interest payable	24	120
Other liabilities and accrued expenses	(249)	(17)
Net Cash Provided by (Used in) Operating Activities	443	(9,941)
Cash Flows from Financing Activities:
Contributions from unitholders	—	1,500
Cash distributions paid	(309)	(130)
Proceeds from borrowings	5,534	9,899
Repayments of borrowings	(5,750)	(5,900)
Net Cash Provided by (Used in) Financing Activities	(525)	5,369
NET DECREASE IN CASH AND CASH EQUIVALENTS	(82)	(4,572)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,363	5,283
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,281	$711
Supplemental disclosure of cash flow information:
Cash paid for interest	$409	$390

See notes to consolidated financial statements.

SLR PRIVATE CREDIT BDC II LLC

Consolidated Schedule of Investments (unaudited)

March 31, 2025

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (2)	Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 234.7%
AAH Topco., LLC(4)	Diversified Consumer Services	S+525	0.75%	9.67%	1/2024	12/2027	$1,614	$1,586	$1,614
Accession Risk Management Group, Inc.(4)	Insurance	S+475	0.75%	9.04%	12/2023	11/2029	1,583	1,578	1,583
Alkeme Intermediary Holdings, LLC(4)	Insurance	S+525	1.00%	9.55%	9/2023	10/2026	2,287	2,248	2,287
Ardelyx, Inc.(4)(5)	Pharmaceuticals	S+400(6)	4.70%	8.70%	3/2024	7/2028	1,970	1,978	1,995
Centinel Spine, LLC	Health Care Equipment & Supplies	S+530	4.35%	9.65%	2/2025	3/2030	695	689	688
Cerapedics, Inc.(4)	Biotechnology	S+620	2.75%	10.52%	10/2023	1/2028	1,276	1,287	1,289
Crewline Buyer, Inc.(4)	IT Services	S+675	1.00%	11.07%	11/2023	11/2030	1,171	1,146	1,171
CVAUSA Management, LLC(4)	Health Care Providers & Services	S+525	1.00%	9.57%	5/2023	5/2029	2,116	2,068	2,116
Exactcare Parent, Inc.(4)	Health Care Providers & Services	S+550	1.00%	9.80%	11/2023	11/2029	736	719	736
Eyesouth Eye Care Holdco LLC(4)	Health Care Providers & Services	S+550	1.00%	9.92%	4/2024	10/2029	608	598	608
FE Advance, LLC & Sonic ACA Advance LLC(4)	Financial Services	S+650	1.00%	10.83%	7/2024	7/2027	1,438	1,414	1,438
Foundation Consumer Brands, LLC(4)	Personal Care Products	S+500	1.00%	9.44%	1/2025	2/2029	1,351	1,345	1,351
Human Interest, Inc.(4)	Professional Services	S+735	1.00%	11.67%	9/2024	7/2027	1,032	1,010	1,032
Legacy Service Partners, LLC	Diversified Consumer Services	S+525	1.00%	9.70%	3/2024	1/2029	642	629	642
Medrina, LLC(4)	Health Care Providers & Services	S+600	1.00%	10.25%	10/2023	10/2029	640	627	640
MRI Software, LLC(4)	Software	S+475	1.00%	9.05%	12/2023	2/2027	1,574	1,572	1,574
Nexus Intermediate III, LLC	Professional Services	S+475	0.75%	9.05%	8/2024	12/2027	240	236	240
OIS Management Services, LLC(4)	Health Care Providers & Services	S+475	0.75%	9.05%	12/2023	11/2028	2,197	2,168	2,197
ONS MSO, LLC(4)	Health Care Providers & Services	S+575	1.00%	10.04%	4/2024	7/2026	1,498	1,489	1,498
Pasadena Private Lending Inc.(5)	Financial Services	S+750	1.00%	11.82%	12/2024	4/2028	456	451	456
Peter C. Foy & Associates Insurance Services, LLC(4)	Insurance	S+650	0.75%	10.81%	7/2023	11/2028	372	367	372
Pinnacle Fertility, Inc.	Health Care Providers & Services	S+500	0.75%	9.51%	3/2025	3/2028	749	720	720
Quantcast Corporation(4)	Commercial Services & Supplies	S+525	2.00%	11.57%	6/2024	6/2029	602	595	602
Sherwood Management Co., Inc.	Specialty Retail	S+500	2.00%	9.56%	3/2025	3/2030	301	297	297
Southern Orthodontic Partners Management, LLC(4)	Health Care Providers & Services	S+550	1.00%	9.80%	5/2024	7/2026	935	928	935
SPR Therapeutics, Inc.(4)	Health Care Technology	S+515	4.00%	9.47%	1/2024	2/2029	598	598	618
Stella & Chewy's LLC	Consumer Staples Distribution & Retail	S+525	2.00%	9.55%	3/2025	3/2028	445	438	438
The Townsend Company, LLC(4)	Commercial Services & Supplies	S+500	1.00%	9.30%	8/2023	8/2030	1,431	1,397	1,417
United Digestive MSO Parent, LLC(4)	Health Care Providers & Services	S+575	1.00%	10.05%	3/2023	3/2029	730	713	730
UVP Management, LLC(4)	Health Care Providers & Services	S+625	1.00%	10.70%	9/2023	9/2025	1,117	1,109	1,117
WCI-BXC Purchaser, LLC(4)	Distributors	S+625	0.75%	10.55%	11/2023	11/2030	661	646	661
Western Veterinary Partners LLC(4)	Diversified Consumer Services	S+500	1.00%	9.29%	1/2024	10/2027	2,542	2,511	2,542
World Insurance Associates, LLC(4)	Insurance	S+500	1.00%	9.30%	10/2023	4/2030	1,996	1,980	1,996
Total Bank Debt/Senior Secured Loans								$37,137	$37,600
Total Investments(3)— 234.7%								$37,137	$37,600
Liabilities in Excess of Other Assets — (134.7%)									(21,582)
Net Assets — 100.0%									$16,018

(1)
Floating rate debt investments typically bear interest at a rate determined by reference to either the Secured Overnight Financing Rate (“SOFR”) or the prime index rate (“PRIME” or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment, the Company has provided the current interest rate in effect as of March 31, 2025.

See notes to consolidated financial statements.

SLR PRIVATE CREDIT BDC II LLC

Consolidated Schedule of Investments (unaudited) (continued)

March 31, 2025

(in thousands, except share/unit amounts)

(2)
Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the SOFR or PRIME rate. These instruments are often subject to a SOFR or PRIME rate floor.
(3)
Aggregate net unrealized depreciation for U.S. federal income tax purposes is $188; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $464 and $652, respectively, based on a tax cost of $37,788. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.
(4)
Indicates an investment that is wholly or partially held by the Company through its wholly-owned financing subsidiary SLR Private Credit BDC II SPV LLC (the “SPV”). Such investments are pledged as collateral under the SPV Facility (see Note 5 to the consolidated financial statements) and are not generally available to creditors, if any, of the Company.
(5)
Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of March 31, 2025, on a fair value basis, non-qualifying assets in our portfolio represented 6.3% of the total assets of the Company.
(6)
Certain tranches have a spread of S+400 and certain tranches have a spread of S+425.

See notes to consolidated financial statements.

SLR PRIVATE CREDIT BDC II LLC

Consolidated Schedule of Investments (unaudited) (continued)

March 31, 2025

(in thousands, except share/unit amounts)

Industry Classification	Percentage of Total Investments (at fair value) as of March 31, 2025
Health Care Providers & Services	30.0%
Insurance	16.6%
Diversified Consumer Services	12.8%
Commercial Services & Supplies	5.4%
Pharmaceuticals	5.3%
Financial Services	5.0%
Software	4.2%
Personal Care Products	3.6%
Biotechnology	3.4%
Professional Services	3.4%
IT Services	3.1%
Health Care Equipment & Supplies	1.8%
Distributors	1.8%
Health Care Technology	1.6%
Consumer Staples Distribution & Retail	1.2%
Specialty Retail	0.8%
Total Investments	100.0%

See notes to consolidated financial statements.

SLR Private Credit BDC II LLC

Consolidated Schedule of Investments

December 31, 2024

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (2)	Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 241.8%
AAH Topco., LLC(4)	Diversified Consumer Services	S+525	0.75%	9.71%	1/2024	12/2027	$1,212	$1,190	$1,212
Accession Risk Management Group, Inc.(4)	Insurance	S+475	0.75%	9.08%	12/2023	11/2029	1,587	1,582	1,587
Alkeme Intermediary Holdings, LLC(4)	Insurance	S+575	1.00%	10.08%	9/2023	10/2026	2,293	2,249	2,293
Ardelyx, Inc.(4)(5)	Pharmaceuticals	S+400(6)	4.70%	8.70%	3/2024	7/2028	1,970	1,971	1,995
Cerapedics, Inc.(4)	Biotechnology	S+620	2.75%	10.72%	10/2023	1/2028	1,276	1,285	1,289
Crewline Buyer, Inc.(4)	IT Services	S+675	1.00%	11.11%	11/2023	11/2030	1,171	1,145	1,171
CVAUSA Management, LLC(4)	Health Care Providers & Services	S+650	1.00%	10.84%	5/2023	5/2029	1,172	1,143	1,172
Exactcare Parent, Inc.(4)	Health Care Providers & Services	S+550	1.00%	10.03%	11/2023	11/2029	738	721	738
Eyesouth Eye Care Holdco LLC(4)	Health Care Providers & Services	S+550	1.00%	10.15%	4/2024	10/2029	609	599	609
FE Advance, LLC(4)	Diversified Financial Services	S+650	1.00%	10.86%	7/2024	7/2027	1,438	1,412	1,438
Human Interest, Inc.(4)	Internet Software & Services	S+735	1.00%	11.90%	9/2024	7/2027	1,032	1,006	1,032
Legacy Service Partners, LLC	Diversified Consumer Services	S+525	1.00%	9.73%	3/2024	1/2029	644	630	644
Medrina, LLC(4)	Health Care Providers & Services	S+600	1.00%	10.44%	10/2023	10/2029	550	538	550
MRI Software, LLC(4)	Software	S+475	1.00%	9.08%	12/2023	2/2027	1,578	1,576	1,578
Nexus Intermediate III, LLC	Professional Services	S+475	0.75%	9.10%	8/2024	12/2027	240	237	240
OIS Management Services, LLC(4)	Health Care Providers & Services	S+475	0.75%	9.08%	12/2023	11/2028	2,171	2,140	2,171
ONS MSO, LLC(4)	Health Care Providers & Services	S+575	1.00%	10.34%	4/2024	7/2026	1,502	1,491	1,502
Outset Medical, Inc.(4)	Health Care Equipment & Supplies	S+515	2.75%	9.67%	1/2024	11/2027	3,113	3,133	3,230
Pasadena Private Lending Inc.(5)	Diversified Financial Services	S+750	1.00%	11.88%	12/2024	4/2028	456	450	450
Peter C. Foy & Associates Insurance Services, LLC(4)	Insurance	S+650	0.75%	10.86%	7/2023	11/2028	373	367	373
Quantcast Corporation(4)	Commercial Services & Supplies	S+525	2.00%	11.75%	6/2024	6/2029	727	718	727
Retina Midco, Inc.(4)	Health Care Providers & Services	S+575	1.00%	10.35%	12/2023	1/2026	3,051	3,016	3,112
Southern Orthodontic Partners Management, LLC(4)	Health Care Providers & Services	S+525	1.00%	9.58%	5/2024	7/2026	721	715	721
SPR Therapeutics, Inc.(4)	Health Care Technology	S+515	4.00%	9.67%	1/2024	2/2029	399	399	412
The Townsend Company, LLC(4)	Commercial Services & Supplies	S+500	1.00%	9.36%	8/2023	8/2030	1,382	1,348	1,369
United Digestive MSO Parent, LLC(4)	Health Care Providers & Services	S+575	1.00%	10.08%	3/2023	3/2029	696	680	696
UVP Management, LLC(4)	Health Care Providers & Services	S+625	1.00%	10.73%	9/2023	9/2025	1,119	1,108	1,119
WCI-BXC Purchaser, LLC(4)	Distributors	S+625	0.75%	10.78%	11/2023	11/2030	662	648	662
Western Veterinary Partners LLC(4)	Diversified Consumer Services	S+500	1.00%	9.33%	1/2024	10/2027	2,437	2,405	2,437
World Insurance Associates, LLC(4)	Insurance	S+575	1.00%	10.08%	10/2023	4/2028	1,742	1,726	1,742
Total Bank Debt/Senior Secured Loans								$37,628	$38,271
Total Investments(3)— 241.8%								$37,628	$38,271
Liabilities in Excess of Other Assets — (141.8%)									(22,441)
Net Assets — 100.0%									$15,830

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

December 31, 2024

(in thousands, except share/unitl amounts)

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
(5)
Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the 1940 Act. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of December 31, 2024, on a fair value basis, non-qualifying assets in our portfolio represented 6.1% of the total assets of the Company.
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

March 31, 2025

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

In connection with the Company’s formation, the Company issued and sold 40 of the Company’s units (“Units”) to the Adviser (the “Initial Unitholder”), which were acquired for an initial capital contribution of $1 on January 18, 2023 in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). As of March 31, 2025, the Company has closed on $66,780 in capital commitments. The Company’s initial drawdown occurred on March 31, 2023 with the sale and issuance of Units at an aggregate purchase price of $3,000 or $25.00 per Unit. Prior to the issuance of Units on March 31, 2023, the Initial Unitholder’s initial seed capital was withdrawn from the Company and its Units were canceled. As of March 31, 2025, $16,700 of capital commitments were drawn and $50,080 were unfunded.

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

At any time prior to the end of the term, subject to any requirements of the 1940 Act and applicable law, the Board may, without the approval of the Unitholders, cause the Company (or any successor entity to the Company) to be merged with and into an affiliated entity that is regulated under the 1940 Act, whose securities are listed for trading on a national securities exchange, and that will have a total net asset value of at least $1,000,000 immediately after the closing of such merger, subject to any limitations under the 1940 Act (an “Exchange Listing”). In connection with, and prior to, any such Exchange Listing, subject to any requirements of the 1940 Act and applicable law, the Board may, without the approval of Unitholders, cause the Company to complete (i) the sale, exchange or disposition of all or a portion of the assets of the Company, or (ii) a conversion of the Company into a corporation incorporated in a state determined by the Board, either through a conversion in accordance with applicable law, a merger with or into an existing corporation or otherwise in which all Units will be converted into or exchanged for shares of common stock of the resulting corporation. If the Company is unable to effectuate an Exchange Listing prior to the end of its term, the Company will use commercially reasonable efforts to wind down or liquidate pursuant to the procedures set forth in the LLC Agreement.

SLR PRIVATE CREDIT BDC II LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2025

(in thousands, except unit and per unit amounts)

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

Interim consolidated financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate. Accordingly, they may not include all of the information and notes required by GAAP for annual consolidated financial statements. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reported period. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2025.

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

March 31, 2025

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

Investments in all asset classes will be valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946 may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the three months ended March 31, 2025, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

March 31, 2025

(in thousands, except unit and per unit amounts)

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

March 31, 2025

(in thousands, except unit and per unit amounts)

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

March 31, 2025

(in thousands, except unit and per unit amounts)

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

March 31, 2025

(in thousands, except unit and per unit amounts)

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

March 31, 2025

(in thousands, except unit and per unit amounts)

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

For the three months ended March 31, 2025 and 2024, the Company incurred $86 and $95, respectively, in Management Fees, $7 and $5, respectively, in Administration Fees and $0 and $0, respectively, in Incentive Fees.

Payment of Expenses under the Investment Management Agreement

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

March 31, 2025

(in thousands, except unit and per unit amounts)

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

March 31, 2025

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

March 31, 2025

(in thousands, except unit and per unit amounts)

The following tables present the balances of assets measured at fair value on a recurring basis, as of March 31, 2025 and December 31, 2024:

Fair Value Measurements

As of March 31, 2025

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$37,600	$37,600
Total Investments	$—	$—	$37,600	$37,600

Fair Value Measurements
As of December 31, 2024

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$38,271	$38,271
Total Investments	$—	$—	$38,271	$38,271

While the Company has not made an election to apply the fair value option of accounting to any of its debt obligations, if the Company’s debt obligations were carried at fair value at March 31, 2025, the fair value of the SPV Facility and the Subscription Facility would be $16,250 and $6,600, respectively. All debt obligations would be considered Level 3 liabilities and would be valued with market yield as the unobservable input.

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

SLR PRIVATE CREDIT BDC II LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2025

(in thousands, except unit and per unit amounts)

The following table provides a summary of the changes in fair value of Level 3 assets for the three months ended March 31, 2025, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at March 31, 2025:

	Bank Debt/Senior Secured Loans	Total
Fair value, December 31, 2024	$38,271	$38,271
Total gains or losses included in earnings:
Net realized gain (loss)	—	—
Net change in unrealized gain (loss)	(180)	(180)
Purchase of investment securities*	6,032	6,032
Proceeds from dispositions of investment securities	(6,523)	(6,523)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Fair value, March 31, 2025	$37,600	$37,600
Unrealized gains for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain	$12	$12

* Includes PIK capitalization and accretion of discount.

The following table provides a summary of the changes in fair value of Level 3 assets for the year ended December 31, 2024, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at December 31, 2024:

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

* Includes PIK capitalization and accretion of discount.

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

March 31, 2025

(in thousands, except unit and per unit amounts)

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

Quantitative information about the Company’s Level 3 asset fair value measurements as of March 31, 2025 and December 31, 2024 is summarized in the tables below:

	Asset or Liability	Fair Value at March 31, 2025	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$37,600	Income Approach	Market Yield	9.2% - 14.0% (10.5%)

	Asset or Liability	Fair Value at December 31, 2024	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$38,271	Income Approach	Market Yield	8.5% - 14.8% (10.8%)

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

Note 5. Debt

SPV Facility—On December 12, 2023, the Company, through its wholly-owned subsidiary, SLR Private Credit BDC II SPV LLC, entered into the $25,000 SPV Facility with Citibank, N.A. acting as administrative agent. Effective with an amendment on July 10, 2024, the stated interest rate on the SPV Facility is Term SOFR plus 2.70% with no SOFR floor requirement, and the final maturity date is December 12, 2028. The fee on undrawn commitments is currently 0.625%. The SPV Facility is secured by all of the assets held by the SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV Facility also includes usual and customary events of default for credit facilities of this nature. As of March 31, 2025, there were $16,250 of borrowings outstanding under the SPV Facility.

Subscription Facility—On March 20, 2023, the Company established the $25,000 Subscription Facility originally due March 20, 2025 with ING Capital LLC, as administrative agent and lender. Effective with a March 19, 2025 amendment, the stated interest rate on the Subscription Facility is SOFR plus 2.65% and the maturity date is March 19, 2026. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of March 31, 2025, there were $6,600 of borrowings outstanding under the Subscription Facility.

The average annualized interest cost for borrowings for the three months ended March 31, 2025 and the year ended December 31, 2024 was 7.17% and 8.07%, respectively. These costs are exclusive of other credit facility expenses such as unused fees. The maximum amount borrowed on the credit facilities during the three months ended March 31, 2025 and the year ended December 31, 2024 was $22,950 and $24,200, respectively.

SLR PRIVATE CREDIT BDC II LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2025

(in thousands, except unit and per unit amounts)

Note 6. Commitments and Contingencies

The Company had unfunded debt commitments to various revolving and delayed-draw term loans. The total amount of these unfunded commitments as of March 31, 2025 and December 31, 2024 was $14,249 and $14,532, respectively, comprised of the following:

	March 31, 2025	December 31, 2024
Arcutis Biotherapeutics, Inc.	$3,171	$3,171
Plastic Management, LLC	2,186	2,186
Ardelyx, Inc.	1,220	1,220
Cerapedics, Inc.	1,064	1,064
Southern Orthodontics Partners Management, LLC	711	1,081
Stella & Chewy's LLC	611	—
Legacy Service Partners, LLC	588	588
Western Veterinary Partners LLC	479	590
The Townsend Company, LLC	456	496
AAH Topco, LLC	423	586
United Digestive MSO Parent, LLC	421	457
Quantcast Corporation	407	282
Pasadena Private Lending Inc.	388	388
SPR Therapeutics, Inc.	299	499
World Insurance Associates, LLC	293	287
Pinnacle Fertility, Inc.	273	—
Nexus Intermediate III, LLC	235	235
Sherwood Management Co., Inc.	198	—
CVAUSA Management, LLC	162	741
Foundation Consumer Brands, LLC	125	—
Crewline Buyer, Inc.	122	122
Medrina, LLC	99	190
OIS Management Services, LLC	98	129
Exactcare Parent, Inc.	81	81
WCI-BXC Purchaser, LLC	76	76
MRI Software LLC	63	63
Total Commitments	$14,249	$14,532

The credit agreements governing the above loan commitments contain customary lending provisions and/or are subject to the respective portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of March 31, 2025 and December 31, 2024, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

In the normal course of our business, we invest or trade in various financial instruments and may enter into various investment activities with off-balance sheet risk, which may include forward foreign currency contracts. Generally, these financial instruments represent future commitments to purchase or sell other financial instruments at specific terms at future dates. These financial instruments contain varying degrees of off-balance sheet risk whereby changes in the market value or our satisfaction of the obligations may exceed the amount recognized in our Consolidated Statements of Assets and Liabilities. As of March 31, 2025, we held no such contracts.

SLR PRIVATE CREDIT BDC II LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2025

(in thousands, except unit and per unit amounts)

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2025 and December 31, 2024, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Note 7. Unitholders’ Capital

Transactions in Unitholders’ capital were as follows for the three months ended March 31, 2025 and March 31, 2024:

	Three months ended March 31, 2025	Three months ended March 31, 2024
Units at beginning of period	981,403	551,497
Units issued	—	95,602
Units issued and outstanding at end of period	981,403	647,099

Note 8. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2025 and March 31, 2024:

	Three months ended March 31, 2025	Three months ended March 31, 2024
Per Share Data: (a)
Net asset value per Unit, beginning of period	$16.13	$15.66
Net investment income	0.38	0.13
Net realized and unrealized gain (loss)*	(0.19)	0.18
Net increase in Unitholders’ capital resulting from operations	0.19	0.31
Distributions to Unitholders:
From distributable earnings	—	(0.12)
From return of capital	—	(0.09)
Net asset value per Unit, end of period	$16.32	$15.76
Total Return (b)(c)	1.18%	1.98%
Unitholders’ capital, end of period	$16,018	$10,201
Units outstanding, end of period	981,403	647,099
Ratios to average net assets of Unitholders’ Capital (c):
Net investment income	2.32%	0.80%
Operating expenses	1.44%	2.95%
Interest and other credit facility expenses	3.44%	5.33%
Total expenses	4.88%	8.28%
Average debt outstanding	$20,278	$16,746
Portfolio turnover ratio	16.5%	6.0%

(a)
Calculated using the average Units outstanding method. Weighted average Units outstanding for the three months ended March 31, 2025 and the three months ended March 31, 2024 were 981,403 and 610,329, respectively.
(b)
Calculated as the change in net asset value (“NAV”) per Unit during the period plus distributions declared per Unit, divided by the beginning NAV per Unit. Total return does not include a sales load.

SLR PRIVATE CREDIT BDC II LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2025

(in thousands, except unit and per unit amounts)

(c)
Not annualized for periods less than one year.

* Includes the impact of the different Unit amounts used in calculating per Unit data as a result of calculating certain per Unit data based upon the weighted average Units outstanding during the period and certain per Unit data based on the Units outstanding as of a period end.

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

Report of Independent Registered Public Accounting Firm

To the Unitholders and Board of Directors

SLR Private Credit BDC II LLC:

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of assets and liabilities of SLR Private Credit BDC II LLC (and subsidiary) (the Company), including the consolidated schedule of investments, as of March 31, 2025, the related consolidated statements of operations, changes in unitholders’ capital and cash flows for the three-month periods ended March 31, 2025 and 2024, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities, including the consolidated schedule of investments, of the Company as of December 31, 2024, and the related consolidated statements of operations, changes in unitholders’ capital, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2025, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, as of December 31, 2024, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities, including the consolidated schedule of investments, from which it has been derived.

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

May 7, 2025

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
•
changes in U.S. tariff and import/export regulations;
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
•
currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars; and
•
the risks, uncertainties and other factors we identify in Item 1A. Risk Factors contained in our Annual Report on Form 10-K for the period ended December 31, 2024, elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (the “SEC”).

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

The Company’s principal focus is to invest in first lien senior secured floating rate loans primarily to upper-middle-market leveraged companies with earnings before income taxes, depreciation and amortization (“EBITDA”) between approximately $25 million and $250 million that have significant free cash flow and are in non-cyclical industries in which the Adviser has significant experience (“Sponsor Finance”). Sponsor Finance loans are generally expected to have a five-to-six-year final maturity and are often repaid within three years. In addition to Sponsor Finance loans, the Company intends to invest a significant portion of its assets in Specialty Finance (defined below) loans. The Company’s specialty finance investments will encompass asset-based lending (“ABL”) to asset-rich middle-market companies in a variety of industries, as well as to commercial finance companies, and life science lending (“Life Science Finance” and, together with ABL, “Specialty Finance”). ABL loans are secured by certain of the borrower’s assets as collateral and requires the lender to have highly specialized experience in collateral valuation and liquidation. The ABL loans are generally expected to have a five-year final maturity with a four-to-five-year average duration. The ABL loans are often repaid within two years. The Life Science Finance loans generally are expected to have an initial interest-only period and then straight-line amortization with a four-to-five-year final maturity. The Company expects to primarily invest in non-investment grade debt instruments. Securities rated below investment grade are often referred to as “leveraged loans,” “high yield” or “junk” securities and may be considered “high risk” compared to debt instruments that are rated investment grade. The Company also expects that some of its investments will contain delayed-draw term loan type features (which is a legally binding commitment by the Company to fund additional term loans to a borrower in the future) and/or other types of unfunded commitments. The Company will seek to be a primary lender for portfolio companies by leveraging the significant capital base at SLR for co-investment opportunities where appropriate. The Company believes many financial sponsors and individual corporate management teams are looking for a single lender to provide the entirety of debt financing to streamline and simplify the debt negotiation process. The Company expects to co-invest with other vehicles managed by SLR, including: (i) SLR Investment Corp. (Nasdaq: SLRC), a publicly traded BDC (“SLRC”), (ii) SCP Private Credit Income BDC LLC, a private BDC (“PCI BDC”), (iii) SLR HC BDC LLC, a private BDC (“HC BDC” and, together with SLRC and PCI BDC, the “SLR BDCs”), and (iv) various private funds and separately managed accounts (together with the SLR BDCs, the “SLR Funds”). The Company and the SLR Funds are under common control with SLR.

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

Portfolio and Investment Activity

During the three months ended March 31, 2025, we invested $6.0 million across 16 portfolio companies. This compares to investing $6.7 million across 12 portfolio companies for the three months ended March 31, 2024. Investments sold or prepaid during the three months ended March 31, 2025 totaled $6.6 million. Investments sold or prepaid during the three months ended March 31, 2024 totaled $1.5 million.

At March 31, 2025, our portfolio consisted of 33 portfolio companies and was invested 100% directly in senior secured loans, versus 27 portfolio companies invested more than 99.9% directly in senior secured loans and less than 0.1% in warrants at March 31, 2024, in each case measured at fair value.

At March 31, 2025 and March 31, 2024, 100% of our income producing investment portfolio was floating rate, measured at fair value.

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

Leverage

The Company is required to comply with the asset coverage requirements of the 1940 Act. The Company expects to employ leverage and otherwise expects to incur indebtedness with respect to its portfolio both on a recourse and non-recourse basis (including and potentially through guarantees, derivatives, forward commitments and reverse repurchase agreements), but will not exceed the maximum amount permitted by the 1940 Act. The Company is generally permitted, under specified conditions, to issue senior securities in amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after such issuance. In connection with the organization of the Company, the Adviser, as the initial Unitholder, has authorized the Company to adopt the 150% asset coverage ratio. In connection with their subscriptions for Units, our Unitholders are required to acknowledge the Company’s ability to operate with an asset coverage ratio that may be as low as 150%. The Company (either directly or through a wholly-owned subsidiary) is permitted to borrow under a commitment-based subscription credit facility and/or a revolving credit facility that is secured by the Company’s assets and, as a result, the Company will be exposed to the risks of leverage, which may be considered a speculative investment technique. See “Financial Condition, Liquidity and Capital Resources — Debt” below for more information regarding the Company’s commitment-based subscription credit facility. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to the Adviser, will be borne by our Unitholders. As of March 31, 2025, the Company had $22.9 million of senior securities, for an asset coverage ratio of 170.1%.

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

Results of Operations

Results are shown below for the three months ended March 31, 2025 and March 31, 2024:

Investment Income

For the three months ended March 31, 2025 and March 31, 2024, gross investment income totaled $1.1 million and $0.9 million, respectively. The increase in gross investment income for the year over year period was primarily due to an increase in the size of the income-producing portfolio.

Expenses

Expenses totaled $0.8 million and $0.8 million, respectively, for the three months ended March 31, 2025 and March 31, 2024 of which $0.1 million and $0.1 million, respectively, consisted of management fees and administration fees and $0.5 million and $0.5 million, respectively, consisted of interest and other credit facility expenses. Administrative services, organization and other general and administrative expenses totaled $0.1 million and $0.2 million, respectively, for the three months ended March 31, 2025 and March 31, 2024. Expenses generally consist of management fees, administration fees, performance-based incentive fees, administrative services fees, insurance, legal expenses, directors’ expenses, audit and tax expenses and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. Expenses year-over-year were down slightly, primarily due to lower general and administrative expenses, partially offset by higher interest expense from increased borrowings to support a larger portfolio.

Net Investment Income

The Company’s net investment income totaled $0.4 million and $0.1 million, or $0.38 and $0.13 per average Unit, respectively, for the three months ended March 31, 2025 and March 31, 2024.

Net Realized Gain (Loss)

The Company’s investment sales and prepayments for the three months ended March 31, 2025 and March 31, 2024 were $6.6 million and $1.5 million, respectively. Net realized gain (loss) over the same periods was less than $1 thousand and $(1) thousand, respectively.

Net Change in Unrealized Gain (Loss)

For the three months ended March 31, 2025 and March 31, 2024, net change in unrealized gain (loss) on the Company’s assets totaled $(0.2) million and $0.1 million, respectively. Net unrealized loss for the three months ended March 31, 2025 was primarily due to the reversal upon exit of previously unrealized appreciation on our investments in Retina Midco, Inc. and Outset Medical, Inc., partially offset by unrealized appreciation on our investment in CVAUSA Management, LLC, among others. Net unrealized gain for the three months ended March 31, 2024 was primarily due to appreciation on our investments in Apex Service Partners, LLC, Exactcare Parent, Inc. and WCI-BXC Purchaser, LLC, among others.

Net Increase in Unitholders’ Capital Resulting from Operations

For the three months ended March 31, 2025 and March 31, 2024, the Company had a net increase in Unitholders’ capital resulting from operations of $0.2 million and $0.2 million, respectively. For the same periods, net income per average Unit was $0.19 and $0.32, respectively.

Financial Condition, Liquidity and Capital Resources

Our primary uses of cash are for (i) investments in portfolio companies and other investments to comply with certain portfolio RIC diversification requirements, (ii) the cost of operations (including paying the Adviser), (iii) debt service of any borrowings, and (iv) cash distributions to our Unitholders.

Equity

During the period January 18, 2023 (commencement of operations) to March 31, 2025, on a net basis, the Company sold and issued 981,403 Units at an average price of $17.02 per Unit, for net proceeds of $16.7 million. All of our outstanding Units were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. Unfunded equity capital commitments totaled $50.1 million at March 31, 2025.

Debt

SPV Facility—On December 12, 2023, the Company, through its wholly-owned subsidiary, SLR Private Credit BDC II SPV LLC (the “SPV”), entered into a $25 million revolving credit facility with Citibank, N.A. acting as administrative agent (the “SPV Facility”). Effective with an amendment on July 10, 2024, the stated interest rate on the SPV Facility is Term SOFR plus 2.70% with no SOFR floor requirement, and the final maturity date is December 12, 2028. The fee on undrawn commitments is currently 0.625%. The SPV Facility is secured by all of the assets held by the SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV Facility also includes usual and customary events of default for credit facilities of this nature. As of March 31, 2025, there were $16.3 million of borrowings outstanding under the SPV Facility.

Subscription Facility—On March 20, 2023, the Company established a $25 million revolving credit facility with ING Capital LLC as administrative agent and lender (the “Subscription Facility”). Effective with a March 19, 2025 amendment, the stated interest rate on the Subscription Facility is SOFR plus 2.65% and the maturity date is March 19, 2026. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of March 31, 2025, there were $6.6 million of borrowings outstanding under the Subscription Facility.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose are excluded for purposes of computing the asset base upon which the management fee is determined. We held no cash equivalents as of March 31, 2025.

Contractual Obligations

We have entered into certain contracts under which we have material future commitments. We have entered into the Investment Management Agreement with the Adviser in accordance with the 1940 Act. Pursuant to the Investment Management Agreement, we intend to pay the Adviser certain management and incentive fees prior to and following an Exchange Listing. Prior to an Exchange Listing, we intend to pay the Adviser, in its capacity as Administrative Coordinator, the Pre-Exchange Listing Administration Fee (as defined in Note 3) for administrative and coordination services. Following an Exchange Listing, the Company intends to enter into a separate administration agreement with an affiliate pursuant to which administrative services would be provided to the Company, as described further below. The Pre-Exchange Listing Administration Fee will not offset any fees paid to the Adviser. Under the Investment Management Agreement, prior to an Exchange Listing, the Administrative Coordinator may engage or delegate certain administrative functions to third parties or affiliates on behalf of the Company. The Administrative Coordinator will be responsible for all expenses of its own staff responsible for (i) certain on-going, routine, non-investment-related administrative services for the Company, (ii) the coordination of various third-party services needed or required by the Company, and (iii) certain Unitholder servicing functions.

A summary of our significant contractual payment obligations is as follows as of March 31, 2025:

Payments due by Period as of March 31, 2025 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit facilities (1)	$22.9	$6.6	$—	$16.3	$—

(1)
At March 31, 2025, we had a total of $27.1 million of unused borrowing capacity under our credit facilities, subject to borrowing base limits.

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

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
(in millions)
Arcutis Biotherapeutics, Inc.	$3.2	$3.2
Plastic Management, LLC	2.2	2.2
Ardelyx, Inc.	1.2	1.2
Cerapedics, Inc.	1.1	1.1
Southern Orthodontics Partners Management, LLC	0.7	1.1
Stella & Chewy's LLC	0.6	—
Legacy Service Partners, LLC	0.6	0.6
Western Veterinary Partners LLC	0.5	0.6
The Townsend Company, LLC	0.4	0.5
AAH Topco, LLC	0.4	0.5
United Digestive MSO Parent, LLC	0.4	0.4
Quantcast Corporation	0.4	0.3
Pasadena Private Lending Inc.	0.4	0.4
SPR Therapeutics, Inc.	0.3	0.5
World Insurance Associates, LLC	0.3	0.3
Pinnacle Fertility, Inc.	0.3	—
Nexus Intermediate III, LLC	0.2	0.2
Sherwood Management Co., Inc.	0.2	—
CVAUSA Management, LLC	0.1	0.7
Foundation Consumer Brands, LLC	0.1	—
Crewline Buyer, Inc.	0.1	0.1
Medrina, LLC	0.1	0.2
OIS Management Services, LLC	0.1	0.1
Exactcare Parent, Inc.	0.1	0.1
WCI-BXC Purchaser, LLC	0.1	0.1
MRI Software LLC	0.1	0.1
Total Commitments	$14.2	$14.5

The credit agreements governing the above loan commitments contain customary lending provisions and/or are subject to the respective portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of March 31, 2025 and December 31, 2024, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Uncertainty with respect to rising interest rates, inflationary pressures, risks in respect of a failure to increase the U.S. debt ceiling or a downgrade in the U.S. credit rating, the war between Ukraine and Russia, certain regional bank failures, an inflationary environment, the ongoing war in the Middle East, health epidemics and pandemics and the U.S. government’s recent enactments and proposals to enact substantial tariffs introduced significant volatility in the financial markets, and the effects of this volatility have materially impacted and could continue to materially impact our market risks. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In a low interest rate environment, including a reduction of SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such difference could potentially increase thereby increasing our net investment income. During the three months ended March 31, 2025, certain investments in our investment portfolio had floating interest rates. These floating rate investments were primarily based on floating SOFR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have floors. The Company also has revolving credit facilities that are generally based on floating SOFR. Assuming no changes to our balance sheet as of March 31, 2025 and no new defaults by portfolio companies, a hypothetical one percent decrease in SOFR on our comprehensive floating rate assets and liabilities would decrease our net investment income by approximately eleven cents per average Unit over the next twelve months. Assuming no changes to our balance sheet as of March 31, 2025 and no new defaults by portfolio companies, a hypothetical one percent increase in SOFR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately thirteen cents per average Unit over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At March 31, 2025, we had no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in SOFR	(1.00%)	1.00%
Increase (Decrease) in Net Investment Income Per Unit Per Year	$(0.11)	$0.13

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2025 (the end of the period covered by this report), our management, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our management, including our Co-Chief Executive Officers and Chief Financial Officer, concluded, as of March 31, 2025, that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the first quarter of 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the February 25, 2025 filing of our Annual Report on Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2025 to the risk factors discussed in “Risk Factors” in the February 25, 2025 filing of our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities other than those already disclosed in certain Form 8-Ks filed with the SEC.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Subscription Facility Amendment

On March 19, 2025, the Company entered into Amendment No. 1 to the Subscription Facility with ING Capital LLC acting as administrative agent and lender, extending its maturity date to March 19, 2026 and lowering its stated interest rate to SOFR plus 2.65%, among other changes (the “First Amendment”). See Part II, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a full description of the Subscription Facility.

The description above is only a summary of the material provisions of the First Amendment and is qualified in its entirety by reference to the full text of the First Amendment, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Certificate of Formation(1)
3.2	Amended and Restated Limited Liability Company Agreement(2)
4.1	Form of Subscription Agreement(1)
10.1

Form of Revolving Credit Agreement, dated as of March 20, 2023 (as amended through the First Amendment, dated as of March 19, 2025), by and between the Company and ING Capital LLC as Administrative Agent, Sole Lead Arranger and Sole Bookrunner*

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 7, 2025.

SLR PRIVATE CREDIT BDC II LLC

By:	/s/ MICHAEL S. GROSS
Michael S. Gross Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRUCE J. SPOHLER
Bruce J. Spohler Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ SHIRAZ Y. KAJEE
Shiraz Y. Kajee Chief Financial Officer (Principal Financial and Accounting Officer)