Form 10-Q
period 2025-09-30
SLR Private Credit BDC II LLC
filed 2025-11-04
CIK 1932591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2025

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

As of September 30, 2025, there was no established public market for the registrant’s units. The issuer had 981,403 units outstanding as of October 31, 2025.

SLR PRIVATE CREDIT BDC II LLC

FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2025

	Index	Page No.
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Assets and Liabilities as of September 30, 2025 (unaudited) and December 31, 2024	3
	Consolidated Statements of Operations for the three and nine months ended September 30, 2025 (unaudited) and the three and nine months ended September 30, 2024 (unaudited)	4
	Consolidated Statements of Changes in Unitholders’ Capital for the three and nine months ended September 30, 2025 (unaudited) and the three and nine months ended September 30, 2024 (unaudited)	5
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 (unaudited) and the nine months ended September 30, 2024 (unaudited)	6
	Consolidated Schedule of Investments as of September 30, 2025 (unaudited)	7
	Consolidated Schedule of Investments as of December 31, 2024	10
	Notes to Consolidated Financial Statements (unaudited)	12
	Report of Independent Registered Public Accounting Firm	30
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 4.	Controls and Procedures	43
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3.	Defaults Upon Senior Securities	44
Item 4.	Mine Safety Disclosures	44
Item 5.	Other Information	44
Item 6.	Exhibits	44
SIGNATURES		46

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us”, and “our” refer to SLR Private Credit BDC II LLC unless the context states otherwise.

Item 1. Financial Statements

SLR PRIVATE CREDIT BDC II LLC

Consolidated Statements of Assets and Liabilities

(in thousands, except unit and per unit amounts)

	September 30, 2025 (unaudited)	December 31, 2024
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost: $42,466 and $37,628, respectively)	$43,028	$38,271
Cash	1,294	1,363
Interest receivable	234	213
Receivable for investments sold	1	—
Prepaid expenses	8	2
Total assets	$44,565	$39,849
Liabilities
Revolving credit facility due December 2028 (the “SPV Facility”) ($17,200 and $16,250 face amounts, respectively, reported net of unamortized debt issuance costs of $319 and $379, respectively. See note 5)	$16,881	$15,871
Revolving credit facility due March 2026 (the “Subscription Facility”) ($10,850 and $6,700 face amounts, respectively, reported net of unamortized debt issuance costs of $49 and $55, respectively. See note 5)	10,801	6,645
Distributions payable	—	309
Management fee payable (see note 3)	272	364
Administration fee payable (see note 3)	8	8
Interest payable (see note 5)	370	333
Other liabilities and accrued expenses	212	489
Total liabilities	$28,544	$24,019
Commitments and contingencies (see note 6)
Unitholders’ Capital
Common Unitholders’ capital (981,403 and 981,403 units, respectively, issued and outstanding)	15,932	15,932
Accumulated distributable net earnings (loss)	89	(102)
Total unitholders’ capital	$16,021	$15,830
Total liabilities and unitholders’ capital	$44,565	$39,849
Net asset value per unit	$16.32	$16.13

See notes to consolidated financial statements.

SLR PRIVATE CREDIT BDC II LLC

Consolidated Statements of Operations (unaudited)

(in thousands, except unit and per unit amounts)

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Investment Income:
Interest income from non-controlled/non-affiliated investments	$1,153	$1,160	$3,314	$2,997
Other income from non-controlled/non-affiliated investments	6	64	31	155
Total investment income	1,159	1,224	3,345	3,152
Expenses:
Management fees (see note 3)	$105	$107	$297	$308
Administration fees (see note 3)	9	7	24	18
Interest and other credit facility expenses (see note 5)	579	618	1,660	1,701
Other general and administrative expenses	150	155	424	475
Total expenses	843	887	2,405	2,502
Net investment income	$316	$337	$940	$650
Realized and unrealized gain (loss) on investments and cash equivalents:
Net realized gain (loss) on non-controlled/non-affiliated investments and cash equivalents	$—	$4	$—	$3
Net change in unrealized gain (loss) on non-controlled/non-affiliated investments and cash equivalents	35	292	(81)	513
Net realized and unrealized gain (loss) on non-controlled/non-affiliated investments and cash equivalents	35	296	(81)	516
Net Increase in Unitholders’ Capital Resulting From Operations	$351	$633	$859	$1,166
Net Income Per Unit	$0.36	$0.70	$0.87	$1.58

See notes to consolidated financial statements.

SLR PRIVATE CREDIT BDC II LLC

Consolidated Statements of Changes in Unitholders’ Capital (unaudited)

(in thousands, except unit amounts)

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Increase (decrease) in unitholders’ capital resulting from operations:
Net investment income	$316	$337	$940	$650
Net realized gain (loss)	—	4	—	3
Net change in unrealized gain (loss)	35	292	(81)	513
Net increase in unitholders’ capital resulting from operations	351	633	859	1,166
Distributions to unitholders:
From distributable earnings	(334)	(213)	(668)	(506)
From return of capital	—	—	—	—
Net distributions to unitholders	(334)	(213)	(668)	(506)
Increase in unitholders’ capital resulting from capital activity:
Contributions	—	—	—	5,500
Net increase in unitholders’ capital resulting from capital activity	—	—	—	5,500
Total increase in unitholders’ capital	17	420	191	6,160
Unitholders’ capital, beginning of period	16,004	14,375	15,830	8,635
Unitholders’ capital, end of period	$16,021	$14,795	$16,021	$14,795
Capital unit activity (see note 7):
Units issued	—	—	—	350,541
Net increase from capital unit activity	—	—	—	350,541

See notes to consolidated financial statements.

SLR PRIVATE CREDIT BDC II LLC

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine months ended
	September 30, 2025	September 30, 2024
Cash Flows from Operating Activities:
Net increase in unitholders’ capital resulting from operations	$859	$1,166
Adjustments to reconcile net increase in unitholders’ capital resulting from operations to net cash used in operating activities:
Net realized (gain) loss on investments and cash equivalents	—	(3)
Net change in unrealized (gain) loss on investments	81	(513)
Deferred financing costs	231	298
Net accretion of discount on investments	(179)	(126)
(Increase) decrease in operating assets:
Purchase of investments	(18,189)	(22,701)
Proceeds from disposition of investments	13,530	6,897
Capitalization of payment-in-kind income	—	(23)
Interest receivable	(21)	(196)
Receivable for investments sold	(1)	(20)
Prepaid expenses	(6)	13
Increase (decrease) in operating liabilities:
Payable for cash equivalents purchased	—	(4,960)
Management fee payable	(92)	246
Administration fee payable	—	4
Interest payable	37	226
Other liabilities and accrued expenses	(277)	(15)
Net Cash Used in Operating Activities	(4,027)	(19,707)
Cash Flows from Financing Activities:
Contributions from unitholders	—	5,500
Cash distributions paid	(977)	(506)
Proceeds from borrowings	15,685	23,535
Repayments of borrowings	(10,750)	(12,900)
Net Cash Provided by Financing Activities	3,958	15,629
NET DECREASE IN CASH AND CASH EQUIVALENTS	(69)	(4,078)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,363	5,283
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,294	$1,205
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,392	$1,177

See notes to consolidated financial statements.

SLR PRIVATE CREDIT BDC II LLC

Consolidated Schedule of Investments (unaudited)

September 30, 2025

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (2)	Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 268.6%
AAH Topco., LLC(4)	Diversified Consumer Services	S+500	0.75%	9.26%	1/2024	12/2027	$1,807	$1,780	$1,807
Alkeme Intermediary Holdings, LLC(4)	Insurance	S+500	1.00%	9.00%	9/2023	5/2027	2,507	2,472	2,507
Ardelyx, Inc.(4)(5)	Pharmaceuticals	S+400(6)	4.70%	8.70%	3/2024	7/2028	3,190	3,210	3,238
Blazing Star Parent, LLC(4)	Consumer Staples Distribution & Retail	S+700	1.00%	11.20%	8/2025	8/2030	761	750	750
Centinel Spine, LLC	Health Care Equipment & Supplies	S+530	4.35%	9.65%	2/2025	3/2030	695	693	711
Cerapedics, Inc.(4)	Biotechnology	S+620	2.75%	10.45%	10/2023	1/2028	1,276	1,292	1,320
Cogent Biosciences, Inc.(4)(5)	Biotechnology	S+475	4.15%	9.00%	6/2025	6/2030	579	576	576
Crewline Buyer, Inc.(4)	IT Services	S+675	1.00%	10.91%	11/2023	11/2030	1,171	1,148	1,171
CVAUSA Management, LLC(4)	Health Care Providers & Services	S+525	1.00%	9.39%	5/2023	5/2029	2,106	2,062	2,106
Exactcare Parent, Inc.(4)	Health Care Providers & Services	S+550	1.00%	9.75%	11/2023	11/2029	732	717	732
Eyesouth Eye Care Holdco LLC(4)	Health Care Providers & Services	S+550	1.00%	9.88%	4/2024	10/2029	605	595	605
FE Advance, LLC & Sonic ACA Advance LLC(4)	Financial Services	S+650	1.00%	10.79%	7/2024	7/2027	1,438	1,418	1,438
Foundation Consumer Brands, LLC(4)	Personal Care Products	S+500	1.00%	9.47%	1/2025	2/2029	1,331	1,326	1,331
Human Interest, Inc.(4)	Professional Services	S+625	1.00%	10.53%	9/2024	7/2027	1,032	1,019	1,032
Legacy Service Partners, LLC	Diversified Consumer Services	S+525	1.00%	9.40%	3/2024	1/2029	639	627	639
Medrina, LLC(4)	Health Care Providers & Services	S+600	1.00%	10.13%	10/2023	10/2029	637	625	637
MRI Software, LLC(4)	Software	S+475	1.00%	8.75%	12/2023	2/2027	1,569	1,568	1,569
Nexus Intermediate III, LLC	Professional Services	S+475	0.75%	8.97%	8/2024	12/2027	238	236	238
OIS Management Services, LLC(4)	Health Care Providers & Services	S+475	0.75%	8.75%	12/2023	11/2028	2,206	2,179	2,206
ONS MSO, LLC(4)	Health Care Providers & Services	S+575	1.00%	10.06%	4/2024	7/2028	1,490	1,480	1,490
Pasadena Private Lending Inc.(5)	Financial Services	S+750	1.00%	11.77%	12/2024	4/2028	591	585	591
Pinnacle Fertility, Inc.(4)	Health Care Providers & Services	S+500	0.75%	9.27%	3/2025	3/2028	746	721	746
Plastic Management, LLC	Health Care Providers & Services	S+500	1.00%	9.20%	8/2025	8/2027	1,091	1,071	1,091
Quantcast Corporation(4)	Commercial Services & Supplies	S+525	2.00%	9.42%	6/2024	6/2029	586	579	586
Sherwood Management Co., Inc.	Specialty Retail	S+500	2.00%	9.43%	3/2025	3/2030	379	375	379
Southern Orthodontic Partners Management, LLC(4)	Health Care Providers & Services	S+550	1.00%	9.50%	5/2024	7/2026	1,813	1,802	1,813
SPR Therapeutics, Inc.(4)	Health Care Technology	S+515	4.00%	9.40%	1/2024	2/2029	598	602	621
Stella & Chewy's LLC(4)	Consumer Staples Distribution & Retail	S+525	2.00%	9.42%	3/2025	3/2028	556	549	556
The Townsend Company, LLC(4)	Commercial Services & Supplies	S+500	1.00%	9.00%	8/2023	8/2030	1,521	1,487	1,521
United Digestive MSO Parent, LLC(4)	Health Care Providers & Services	S+575	1.00%	9.75%	3/2023	3/2029	689	675	689
UVP Management, LLC(4)	Health Care Providers & Services	S+550	1.00%	9.65%	9/2023	9/2027	758	747	758
WALCO Funding, LLC	Financial Services	S+785	1.00%	12.01%	6/2025	12/2028	946	931	946
WCI-BXC Purchaser, LLC(4)	Distributors	S+625	0.75%	10.50%	11/2023	11/2030	657	644	657
Western Veterinary Partners LLC(4)	Diversified Consumer Services	S+525	1.00%	9.25%	1/2024	10/2027	2,919	2,888	2,919
Wilbur-Ellis Holdings II, LLC	Fertilizer & Agricultural Chemicals	S+400	1.00%	8.27%	6/2025	6/2030	1,011	1,011	1,011
World Insurance Associates, LLC(4)	Insurance	S+500	1.00%	9.00%	10/2023	4/2030	2,041	2,026	2,041
Total Bank Debt/Senior Secured Loans								$42,466	$43,028
Total Investments(3)— 268.6%								$42,466	$43,028
Liabilities in Excess of Other Assets — (168.6%)									(27,007)
Net Assets — 100.0%									$16,021

See notes to consolidated financial statements.

SLR PRIVATE CREDIT BDC II LLC

Consolidated Schedule of Investments (unaudited) (continued)

September 30, 2025

(in thousands, except share/unit amounts)

(1)
Floating rate debt investments typically bear interest at a rate determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S”) or the prime index rate (“PRIME” or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment, the Company has provided the current interest rate in effect as of September 30, 2025.
(2)
Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the SOFR or PRIME rate. These instruments are often subject to a SOFR or PRIME rate floor.
(3)
Aggregate net unrealized depreciation for U.S. federal income tax purposes is $90; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $561 and $651, respectively, based on a tax cost of $43,118. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.
(4)
Indicates an investment that is wholly or partially held by the Company through its wholly-owned financing subsidiary SLR Private Credit BDC II SPV LLC (the “SPV”). Such investments are pledged as collateral under the SPV Facility (see Note 5 to the consolidated financial statements) and are not generally available to creditors, if any, of the Company.
(5)
Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of September 30, 2025, on a fair value basis, non-qualifying assets in our portfolio represented 9.9% of the total assets of the Company.
(6)
Certain tranches have a spread of S+400 and certain tranches have a spread of S+425.

See notes to consolidated financial statements.

SLR PRIVATE CREDIT BDC II LLC

Consolidated Schedule of Investments (unaudited) (continued)

September 30, 2025

(in thousands, except share/unit amounts)

Industry Classification	Percentage of Total Investments (at fair value) as of September 30, 2025
Health Care Providers & Services	29.9%
Diversified Consumer Services	12.5%
Insurance	10.6%
Pharmaceuticals	7.5%
Financial Services	6.9%
Commercial Services & Supplies	4.9%
Biotechnology	4.4%
Software	3.6%
Personal Care Products	3.1%
Consumer Staples Distribution & Retail	3.0%
Professional Services	3.0%
IT Services	2.7%
Fertilizer & Agricultural Chemicals	2.4%
Health Care Equipment & Supplies	1.7%
Distributors	1.5%
Health Care Technology	1.4%
Specialty Retail	0.9%
Total Investments	100.0%

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

September 30, 2025

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

In connection with the Company’s formation, the Company issued and sold 40 of the Company’s units (“Units”) to the Adviser (the “Initial Unitholder”), which were acquired for an initial capital contribution of $1 on January 18, 2023 in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). As of September 30, 2025, the Company has closed on $66,780 in capital commitments. The Company’s initial drawdown occurred on March 31, 2023 with the sale and issuance of Units at an aggregate purchase price of $3,000 or $25.00 per Unit. Prior to the issuance of Units on March 31, 2023, the Initial Unitholder’s initial seed capital was withdrawn from the Company and its Units were canceled. As of September 30, 2025, $16,700 of capital commitments were drawn and $50,080 were unfunded.

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

September 30, 2025

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

September 30, 2025

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946 may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the nine months ended September 30, 2025, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

September 30, 2025

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

September 30, 2025

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

The Adviser will have the right, in its sole discretion, to waive or reduce, as well as recoup in a subsequent period, the Management Fee to which the Adviser is entitled in respect of all Unitholders’ Units in any particular calendar quarter. Any such Management Fee may be recouped by the Adviser in a future calendar quarter within three years of the date of the applicable waiver of the Management Fee and any such recoupment would be conditioned on the Company’s expense ratio at the time of recoupment, but after giving effect to the recoupment, being equal to or less than the expense ratio at the time of the waiver. No Management Fees have been waived as of September 30, 2025.

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

September 30, 2025

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

September 30, 2025

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

September 30, 2025

(in thousands, except unit and per unit amounts)

non-investment-related administrative services for the Company, (ii) the coordination of various third-party services needed or required by the Company and (iii) certain Unitholder servicing functions.

The Pre-Exchange Listing Administration Fee will be appropriately adjusted for any stub period.

The Administrative Coordinator will have the right, in its sole discretion, to waive, as well as recoup in a subsequent period, the Pre-Exchange Listing Administration Fee to which it is entitled in respect of all Unitholders’ Units in any particular calendar quarter. Any such Pre-Exchange Listing Administration Fee may be recouped by the Administrative Coordinator in a future calendar quarter within three years of the date of the applicable waiver of the Pre-Exchange Listing Administration Fee and any such recoupment would be conditioned on the Company’s expense ratio at the time of recoupment, but after giving effect to the recoupment, being equal to or less than the expense ratio at the time of the waiver. No Administration Fees have been waived as of September 30, 2025.

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

For the three and nine months ended September 30, 2025, the Company incurred $105 and $297, respectively, in Management Fees, $9 and $24, respectively, in Administration Fees and $0 and $0, respectively, in Incentive Fees. For the three and nine months ended September 30, 2024, the Company incurred $107 and $308, respectively, in Management Fees, $7 and $18, respectively, in Administration Fees and $0 and $0, respectively, in Incentive Fees.

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

September 30, 2025

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

The Adviser or Administrative Coordinator and/or their affiliates have advanced organizational and offering expenses to the Company, which include organizational fees, costs, expenses and liabilities of the Company, including legal expenses, incurred in connection with the initial offering of Units and the formation and establishment of the Company (the “Organizational Expenses”). The Adviser or Administrative Coordinator (or such affiliate) have been reimbursed by the Company for such advanced costs and expenses in an amount not to exceed $500. The Company is responsible for and pay (or reimburse) the Organizational Expenses subject to the cap described in the preceding sentence. Accordingly, in 2023, $76 of offering expenses were charged to capital and $131 of organizational costs were expensed.

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

September 30, 2025

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

September 30, 2025

(in thousands, except unit and per unit amounts)

The following tables present the balances of assets measured at fair value on a recurring basis, as of September 30, 2025 and December 31, 2024:

Fair Value Measurements

As of September 30, 2025

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$43,028	$43,028
Total Investments	$—	$—	$43,028	$43,028

Fair Value Measurements
As of December 31, 2024

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$38,271	$38,271
Total Investments	$—	$—	$38,271	$38,271

While the Company has not made an election to apply the fair value option of accounting to any of its debt obligations, if the Company’s debt obligations were carried at fair value at September 30, 2025, the fair value of the SPV Facility and the Subscription Facility would be $17,200 and $10,850, respectively. All debt obligations would be considered Level 3 liabilities and would be valued with market yield as the unobservable input.

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

September 30, 2025

(in thousands, except unit and per unit amounts)

The following tables provide a summary of the changes in fair value of Level 3 assets for the three and nine months ended September 30, 2025, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at September 30, 2025:

	Bank Debt/Senior Secured Loans	Total
Fair value, June 30, 2025	$41,597	$41,597
Total gains or losses included in earnings:
Net realized gain (loss)	—	—
Net change in unrealized gain (loss)	34	34
Purchase of investment securities*	6,774	6,774
Proceeds from dispositions of investment securities	(5,377)	(5,377)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Fair value, September 30, 2025	$43,028	$43,028
Unrealized gains for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain	$39	$39

Fair value, December 31, 2024	$38,271	$38,271
Total gains or losses included in earnings:
Net realized gain (loss)	—	—
Net change in unrealized gain (loss)	(82)	(82)
Purchase of investment securities*	18,368	18,368
Proceeds from dispositions of investment securities	(13,529)	(13,529)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Fair value, September 30, 2025	$43,028	$43,028
Unrealized gains for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain	$122	$122

SLR PRIVATE CREDIT BDC II LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2025

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

September 30, 2025

(in thousands, except unit and per unit amounts)

Quantitative information about the Company’s Level 3 asset fair value measurements as of September 30, 2025 and December 31, 2024 is summarized in the tables below:

	Asset or Liability	Fair Value at September 30, 2025	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$43,028	Income Approach	Market Yield	8.8% - 13.8% (10.4%)

	Asset or Liability	Fair Value at December 31, 2024	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$38,271	Income Approach	Market Yield	8.5% - 14.8% (10.8%)

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

Note 5. Debt

SPV Facility—On December 12, 2023, the Company, through its wholly-owned subsidiary, SLR Private Credit BDC II SPV LLC, entered into the $25,000 SPV Facility with Citibank, N.A. acting as administrative agent. Effective with an amendment on June 25, 2025, the stated interest rate on the SPV Facility is Term SOFR plus 2.25% with no SOFR floor requirement, and the final maturity date is December 12, 2028. The fee on undrawn commitments is currently 0.625%. The SPV Facility is secured by all of the assets held by the SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV Facility also includes usual and customary events of default for credit facilities of this nature. As of September 30, 2025, there were $17,200 of borrowings outstanding under the SPV Facility.

Subscription Facility—On March 20, 2023, the Company established the $25,000 Subscription Facility originally due March 20, 2025 with ING Capital LLC, as administrative agent and lender. Effective with a March 19, 2025 amendment, the stated interest rate on the Subscription Facility is SOFR plus 2.65% and the maturity date is March 19, 2026. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of September 30, 2025, there were $10,850 of borrowings outstanding under the Subscription Facility.

The average annualized interest cost for borrowings for the nine months ended September 30, 2025 and the year ended December 31, 2024 was 7.03% and 8.07%, respectively. These costs are exclusive of other credit facility expenses such as unused fees. The maximum amount borrowed on the credit facilities during the nine months ended September 30, 2025 and the year ended December 31, 2024 was $28,050 and $24,200, respectively.

SLR PRIVATE CREDIT BDC II LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2025

(in thousands, except unit and per unit amounts)

Note 6. Commitments and Contingencies

The Company had unfunded debt commitments to various revolving and delayed-draw term loans. The total amount of these unfunded commitments as of September 30, 2025 and December 31, 2024 was $14,266 and $14,532, respectively, comprised of the following:

	September 30, 2025	December 31, 2024
Arcutis Biotherapeutics, Inc.	$3,171	$3,171
Cogent Biosciences, Inc.	1,738	—
Ardelyx, Inc.	1,494	1,220
Alkeme Intermediary Holdings, LLC	1,295	—
Plastic Management, LLC	1,092	2,186
Wilbur-Ellis Holdings II, LLC	678	—
Stella & Chewy's LLC	500	—
United Digestive MSO Parent, LLC	459	457
Quantcast Corporation	423	282
Southern Orthodontics Partners Management, LLC	407	1,081
WALCO Funding, LLC	405	—
The Townsend Company, LLC	346	496
SPR Therapeutics, Inc.	299	499
Pinnacle Fertility, Inc.	273	—
World Insurance Associates, LLC	237	287
Nexus Intermediate III, LLC	235	235
AAH Topco, LLC	221	586
CVAUSA Management, LLC	162	741
Foundation Consumer Brands, LLC	125	—
Crewline Buyer, Inc.	122	122
Sherwood Management Co., Inc.	121	—
Western Veterinary Partners LLC	88	590
Exactcare Parent, Inc.	81	81
Medrina, LLC	79	190
OIS Management Services, LLC	78	129
WCI-BXC Purchaser, LLC	76	76
MRI Software LLC	61	63
Cerapedics, Inc.	—	1,064
Legacy Service Partners, LLC	—	588
Pasadena Private Lending Inc.	—	388
Total Commitments	$14,266	$14,532

The credit agreements governing the above loan commitments contain customary lending provisions and/or are subject to the respective portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of September 30, 2025 and December 31, 2024, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

In the normal course of our business, we invest or trade in various financial instruments and may enter into various investment activities with off-balance sheet risk, which may include forward foreign currency contracts. Generally, these financial instruments represent future commitments to purchase or sell other financial instruments at specific terms at future dates. These financial instruments contain varying degrees of off-balance sheet risk whereby changes in the market value or our satisfaction of the

SLR PRIVATE CREDIT BDC II LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2025

(in thousands, except unit and per unit amounts)

obligations may exceed the amount recognized in our Consolidated Statements of Assets and Liabilities. As of September 30, 2025, we held no such contracts.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2025 and December 31, 2024, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Note 7. Unitholders’ Capital

Transactions in Unitholders’ capital were as follows for the three and nine months ended September 30, 2025 and September 30, 2024:

	Three months ended September 30, 2025	Three months ended September 30, 2024
Units at beginning of period	981,403	902,038
Units issued	—	—
Units issued and outstanding at end of period	981,403	902,038

	Nine months ended September 30, 2025	Nine months ended September 30, 2024
Units at beginning of period	981,403	551,497
Units issued	—	350,541
Units issued and outstanding at end of period	981,403	902,038

SLR PRIVATE CREDIT BDC II LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2025

(in thousands, except unit and per unit amounts)

Note 8. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2025 and September 30, 2024:

	Nine months ended September 30, 2025	Nine months ended September 30, 2024
Per Share Data: (a)
Net asset value per Unit, beginning of period	$16.13	$15.66
Net investment income	0.96	0.88
Net realized and unrealized gain (loss)*	(0.09)	0.55
Net increase in Unitholders’ capital resulting from operations	0.87	1.43
Distributions to Unitholders:
From distributable earnings	(0.68)	(0.69)
From return of capital	—	—
Net asset value per Unit, end of period	$16.32	$16.40
Total Return (b)(c)	5.39%	9.13%
Unitholders’ capital, end of period	$16,021	$14,795
Units outstanding, end of period	981,403	902,038
Ratios to average net assets of Unitholders’ Capital (c):
Net investment income	5.89%	5.57%
Operating expenses	4.66%	6.87%
Interest and other credit facility expenses	10.41%	14.58%
Total expenses	15.07%	21.45%
Average debt outstanding	$23,392	$19,670
Portfolio turnover ratio	35.0%	22.8%

(a)
Calculated using the average Units outstanding method. Weighted average Units outstanding for the nine months ended September 30, 2025 and the nine months ended September 30, 2024 were 981,403 and 738,165, respectively.
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

September 30, 2025

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

Report of Independent Registered Public Accounting Firm

To the Unitholders and Board of Directors

SLR Private Credit BDC II LLC:

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of assets and liabilities of SLR Private Credit BDC II LLC (and subsidiary) (the Company), including the consolidated schedule of investments, as of September 30, 2025, the related consolidated statements of operations and changes in unitholders’ capital for the three-month and nine-month periods ended September 30, 2025 and 2024, the related consolidated statements of cash flows for the nine-month periods ended September 30, 2025 and 2024, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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

November 4, 2025

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
•
changes in the general economy, a slowing economy, inflation, risk of recession and risks in respect of a failure to increase the U.S. debt ceiling or government shutdown and uncertainty surrounding the financial and political stability of the United States and other countries; and
•
our ability to anticipate and identify evolving market expectations with respect to environmental, social and governance matters, including the environmental impacts of our portfolio companies’ supply chains and operations.

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

Portfolio and Investment Activity

During the three months ended September 30, 2025, we invested $6.7 million across 13 portfolio companies. This compares to investing $6.2 million across 14 portfolio companies for the three months ended September 30, 2024. Investments sold or prepaid during the three months ended September 30, 2025 totaled $5.4 million. Investments sold or prepaid during the three months ended September 30, 2024 totaled $3.3 million.

At September 30, 2025, our portfolio consisted of 36 portfolio companies and was invested 100% directly in senior secured loans, versus 32 portfolio companies invested 100% directly in senior secured loans at September 30, 2024, in each case measured at fair value.

At September 30, 2025 and September 30, 2024, 100% of our income producing investment portfolio was floating rate, measured at fair value.

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

Leverage

The Company is required to comply with the asset coverage requirements of the 1940 Act. The Company expects to employ leverage and otherwise incur indebtedness with respect to its portfolio both on a recourse and non-recourse basis (including and potentially through guarantees, derivatives, forward commitments and reverse repurchase agreements), but will not exceed the maximum amount permitted by the 1940 Act. The Company is generally permitted, under specified conditions, to issue senior securities in amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after such issuance. In connection with the organization of the Company, the Adviser, as the initial Unitholder, has authorized the Company to adopt the 150% asset coverage ratio. In connection with their subscriptions for Units, our Unitholders are required to acknowledge the Company’s ability to operate with an asset coverage ratio that may be as low as 150%. The Company (either directly or through a wholly-owned subsidiary) is permitted to borrow under a commitment-based subscription credit facility and/or a revolving credit facility that is secured by the Company’s assets and, as a result, the Company will be exposed to the risks of leverage, which may be considered a speculative investment technique. See “Financial Condition, Liquidity and Capital Resources — Debt” below for more information regarding the Company’s commitment-based subscription credit facility. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to the Adviser, will be borne by our Unitholders. As of September 30, 2025, the Company had $28.1 million of senior securities, for an asset coverage ratio of 157.1%.

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

Recent Accounting Pronouncements

None.

Results of Operations

Results are shown below for the three and nine months ended September 30, 2025 and September 30, 2024:

Investment Income

For the three and nine months ended September 30, 2025, gross investment income totaled $1.2 million and $3.3 million, respectively. For the three and nine months ended September 30, 2024, gross investment income totaled $1.2 million and $3.2 million, respectively.

The slight decrease in gross investment income for the year over year three-month periods was primarily due to one-time income on an investment exited during the three months ended September 30, 2024. The increase in gross investment income for the year over year nine-month periods was primarily due to an increase in the size of the income-producing portfolio.

Expenses

Expenses totaled $0.8 million and $2.4 million, respectively, for the three and nine months ended September 30, 2025 of which $0.1 million and $0.3 million, respectively, consisted of management fees and administration fees and $0.6 million and $1.7 million, respectively, consisted of interest and other credit facility expenses. Administrative services, organization and other general and administrative expenses totaled $0.1 million and $0.4 million, respectively, for the three and nine months ended September 30, 2025. Expenses totaled $0.9 million and $2.5 million, respectively, for the three and nine months ended September 30, 2024 of which $0.1 million and $0.3 million, respectively, were management fees and administration fees and $0.6 million and $1.7 million, respectively, were interest and other credit facility expenses. Administrative services, organization and other general and administrative expenses totaled $0.2 million and $0.5 million, respectively, for the three and nine months ended September 30, 2024. Expenses generally consist of management fees, administration fees, performance-based incentive fees, administrative services fees, insurance, legal expenses, directors’ expenses, audit and tax expenses and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. Expenses year-over-year were down slightly, primarily due to lower general and administrative expenses for the comparative nine-month periods and lower average SOFR rates and spreads on our debt facilities leading to lower interest expense for the comparative three and nine-month periods.

Net Investment Income

The Company’s net investment income totaled $0.3 million and $0.9 million, or $0.32 and $0.96 per average Unit, respectively, for the three and nine months ended September 30, 2025. The Company’s net investment income totaled $0.3 million and $0.7 million, or $0.37 and $0.88 per average Unit, respectively, for the three and nine months ended September 30, 2024.

Net Realized Gain (Loss)

The Company’s investment sales and prepayments for the three and nine months ended September 30, 2025 were $5.4 million and $13.6 million, respectively. Net realized gain over the same periods was $0 and less than $1 thousand, respectively. The Company’s investment sales and prepayments for the three and nine months ended September 30, 2024 were $3.3 million and $6.9 million, respectively. Net realized gain over the same periods was $4 and $3 thousand, respectively.

Net Change in Unrealized Gain (Loss)

For the three and nine months ended September 30, 2025, net change in unrealized gain (loss) on the Company’s assets totaled $35 thousand and $(81) thousand, respectively. Net unrealized gain for the three months ended September 30, 2025 was primarily due to unrealized appreciation on our investments in Cerapedics, Inc., Plastic Management, LLC and WALCO Funding, LLC, among others. Net unrealized loss for the nine months ended September 30, 2025 was primarily due to the reversal upon exit of previously recognized unrealized appreciation on our investments in Retina Midco, Inc. and Outset Medical, Inc., partially offset by unrealized appreciation on our investments in Pinnacle Fertility, Inc., Cerapedics, Inc. and Plastic Management, LLC, among others. For the three and nine months ended September 30, 2024, net change in unrealized gain on the Company’s assets totaled $0.3 million and $0.5 million, respectively. Net unrealized gain for the three months ended September 30, 2024 was primarily due to appreciation on our investments in Outset Medical, Inc., Western Veterinary Partners, LLC and Human Interest, Inc., among others, partially offset by depreciation on our investment in Alkeme Intermediary Holdings, LLC, among others. Net unrealized gain for the nine months ended September 30, 2024 was primarily due to appreciation on our investments in Outset Medical, Inc., Apex Service Partners, LLC and Retina Midco, Inc., among others, partially offset by depreciation on our investment in Alkeme Intermediary Holdings, LLC, among others.

Net Increase in Unitholders’ Capital Resulting from Operations

For the three and nine months ended September 30, 2025, the Company had a net increase in Unitholders’ capital resulting from operations of $0.4 million and $0.9 million, respectively. For the same periods, net income per average Unit was $0.36 and $0.87, respectively. For the three and nine months ended September 30, 2024, the Company had a net increase in Unitholders’ capital resulting from operations of $0.6 million and $1.2 million, respectively. For the same periods, net income per average Unit was $0.70 and $1.58, respectively.

Financial Condition, Liquidity and Capital Resources

Our primary uses of cash are for (i) investments in portfolio companies and other investments to comply with certain portfolio RIC diversification requirements, (ii) the cost of operations (including paying the Adviser), (iii) debt service of any borrowings, and (iv) cash distributions to our Unitholders.

Equity

During the period January 18, 2023 (commencement of operations) to September 30, 2025, on a net basis, the Company sold and issued 981,403 Units at an average price of $17.02 per Unit, for net proceeds of $16.7 million. All of our outstanding Units were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. Unfunded equity capital commitments totaled $50.1 million at September 30, 2025.

Debt

SPV Facility—On December 12, 2023, the Company, through its wholly-owned subsidiary, SLR Private Credit BDC II SPV LLC (the “SPV”), entered into a $25 million revolving credit facility with Citibank, N.A. acting as administrative agent (the “SPV Facility”). Effective with an amendment on June 25, 2025, the stated interest rate on the SPV Facility is Term SOFR plus 2.25% with no SOFR floor requirement, and the final maturity date is December 12, 2028. The fee on undrawn commitments is currently 0.625%. The SPV Facility is secured by all of the assets held by the SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV Facility also includes usual and customary events of default for credit facilities of this nature. As of September 30, 2025, there were $17.2 million of borrowings outstanding under the SPV Facility.

Subscription Facility—On March 20, 2023, the Company established a $25 million revolving credit facility with ING Capital LLC as administrative agent and lender (the “Subscription Facility”). Effective with a March 19, 2025 amendment, the stated interest rate on the Subscription Facility is SOFR plus 2.65% and the maturity date is March 19, 2026. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of September 30, 2025, there were $10.9 million of borrowings outstanding under the Subscription Facility.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose are excluded for purposes of computing the asset base upon which the management fee is determined. We held no cash equivalents as of September 30, 2025.

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

Company, (ii) the coordination of various third-party services needed or required by the Company, and (iii) certain Unitholder servicing functions.

A summary of our significant contractual payment obligations is as follows as of September 30, 2025:

Payments due by Period as of September 30, 2025 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit facilities (1)	$28.1	$10.9	$—	$17.2	$—

(1)
At September 30, 2025, we had a total of $21.9 million of unused borrowing capacity under our credit facilities, subject to borrowing base limits.

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

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loans or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
(in millions)
Arcutis Biotherapeutics, Inc.	$3.2	$3.2
Cogent Biosciences, Inc.	1.7	—
Ardelyx, Inc.	1.5	1.2
Alkeme Intermediary Holdings, LLC	1.3	—
Plastic Management, LLC	1.1	2.2
Wilbur-Ellis Holdings II, LLC	0.7	—
Stella & Chewy's LLC	0.5	—
United Digestive MSO Parent, LLC	0.5	0.4
Quantcast Corporation	0.4	0.3
Southern Orthodontics Partners Management, LLC	0.4	1.1
WALCO Funding, LLC	0.4	—
The Townsend Company, LLC	0.3	0.5
SPR Therapeutics, Inc.	0.3	0.5
Pinnacle Fertility, Inc.	0.3	—
World Insurance Associates, LLC	0.2	0.3
Nexus Intermediate III, LLC	0.2	0.2
AAH Topco, LLC	0.2	0.5
CVAUSA Management, LLC	0.2	0.7
Foundation Consumer Brands, LLC	0.1	—
Crewline Buyer, Inc.	0.1	0.1
Sherwood Management Co., Inc.	0.1	—
Western Veterinary Partners LLC	0.1	0.6
Exactcare Parent, Inc.	0.1	0.1
Medrina, LLC	0.1	0.2
OIS Management Services, LLC	0.1	0.1
WCI-BXC Purchaser, LLC	0.1	0.1
MRI Software LLC	0.1	0.1
Cerapedics, Inc.	—	1.1
Legacy Service Partners, LLC	—	0.6
Pasadena Private Lending Inc.	—	0.4
Total Commitments	$14.3	$14.5

The credit agreements governing the above loan commitments contain customary lending provisions and/or are subject to the respective portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of September 30, 2025 and December 31, 2024, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

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

We have elected to be treated as a RIC under Subchapter M of the Code and intend to qualify for taxation as a RIC annually. To maintain our RIC tax treatment, we must distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Uncertainty with respect to interest rates, inflationary pressures, risks in respect of a failure to increase the U.S. debt ceiling, a downgrade in the U.S. credit rating or a prolonged government shutdown, the war between Ukraine and Russia, the ongoing war in the Middle East and other geopolitical risk and the U.S. government’s recent enactments and proposals to enact substantial tariffs introduced significant volatility in the financial markets, and the effects of this volatility have materially impacted and could continue to materially impact our market risks. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In a low interest rate environment, including a reduction of SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such difference could potentially increase thereby increasing our net investment income. During the nine months ended September 30, 2025, certain investments in our investment portfolio had floating interest rates. These floating rate investments were primarily based on floating SOFR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have floors. The Company also has revolving credit facilities that are generally based on floating SOFR. Assuming no changes to our balance sheet as of September 30, 2025 and no new defaults by portfolio companies, a hypothetical one percent decrease in SOFR on our comprehensive floating rate assets and liabilities would decrease our net investment income by approximately nine cents per average Unit over the next twelve months. Assuming no changes to our balance sheet as of September 30, 2025 and no new defaults by portfolio companies, a hypothetical one percent increase in SOFR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately twelve cents per average Unit over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At September 30, 2025, we had no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in SOFR	(1.00%)	1.00%
Increase (Decrease) in Net Investment Income Per Unit Per Year	$(0.09)	$0.12

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2025 (the end of the period covered by this report), our management, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our management, including our Co-Chief Executive Officers and Chief Financial Officer, concluded, as of September 30, 2025, that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the third quarter of 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the February 25, 2025 filing of our Annual Report on Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the nine months ended September 30, 2025 to the risk factors discussed in “Risk Factors” in the February 25, 2025 filing of our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities other than those already disclosed in certain Form 8-Ks filed with the SEC.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 4, 2025.

SLR PRIVATE CREDIT BDC II LLC

By:	/s/ MICHAEL S. GROSS
Michael S. Gross Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRUCE J. SPOHLER
Bruce J. Spohler Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ SHIRAZ Y. KAJEE
Shiraz Y. Kajee Chief Financial Officer (Principal Financial and Accounting Officer)