Form 10-Q
period 2026-03-31
SLR Private Credit BDC II LLC
filed 2026-05-05
CIK 1932591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2026

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

As of March 31, 2026, there was no established public market for the registrant’s units. The issuer had 1,193,638 units outstanding as of May 1, 2026.

SLR PRIVATE CREDIT BDC II LLC

FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2026

	Index	Page No.
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Assets and Liabilities as of March 31, 2026 (unaudited) and December 31, 2025	3
	Consolidated Statements of Operations for the three months ended March 31, 2026 (unaudited) and the three months ended March 31, 2025 (unaudited)	4
	Consolidated Statements of Changes in Unitholders’ Capital for the three months ended March 31, 2026 (unaudited) and the three months ended March 31, 2025 (unaudited)	5
	Consolidated Statements of Cash Flows for the three months ended March 31, 2026 (unaudited) and the three months ended March 31, 2025 (unaudited)	6
	Consolidated Schedule of Investments as of March 31, 2026 (unaudited)	7
	Consolidated Schedule of Investments as of December 31, 2025	10
	Notes to Consolidated Financial Statements (unaudited)	13
	Report of Independent Registered Public Accounting Firm	29
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4.	Controls and Procedures	41
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults Upon Senior Securities	42
Item 4.	Mine Safety Disclosures	42
Item 5.	Other Information	42
Item 6.	Exhibits	42
SIGNATURES		44

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us”, and “our” refer to SLR Private Credit BDC II LLC unless the context states otherwise.

Item 1. Financial Statements

SLR PRIVATE CREDIT BDC II LLC

Consolidated Statements of Assets and Liabilities

(in thousands, except unit and per unit amounts)

	March 31, 2026 (unaudited)	December 31, 2025
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost: $46,748 and $45,872, respectively)	$47,234	$46,395
Cash	1,104	4,769
Interest receivable	317	246
Prepaid expenses	19	3
Receivable for investments sold	1	1
Total assets	$48,675	$51,414
Liabilities
Revolving credit facility due December 2028 (the “SPV Facility”) ($19,000 and $18,900 face amounts, respectively reported net of unamortized debt issuance costs of $269 and $293, respectively. See note 5)	$18,731	$18,607
Revolving credit facility due March 2027 (the “Subscription Facility”) ($9,900 and $11,050 face amounts, respectively, reported net of unamortized debt issuance costs of $71 and $28, respectively. See note 5)	9,829	11,022
Payable for investments purchased	—	1,648
Distributions payable	—	338
Management fee payable (see note 3)	87	126
Administration fee payable (see note 3)	9	9
Interest payable (see note 5)	361	384
Other liabilities and accrued expenses	202	169
Total liabilities	$29,219	$32,303
Commitments and contingencies (see note 6)
Unitholders’ Capital
Common Unitholders’ capital (1,193,638 and 1,193,638 units, respectively, issued and outstanding)	19,332	19,332
Accumulated distributable net earnings (loss)	124	(221)
Total unitholders’ capital	$19,456	$19,111
Total liabilities and unitholders’ capital	$48,675	$51,414
Net asset value per unit	$16.30	$16.01

See notes to consolidated financial statements.

SLR PRIVATE CREDIT BDC II LLC

Consolidated Statements of Operations (unaudited)

(in thousands, except unit and per unit amounts)

	Three months ended March 31, 2026	Three months ended March 31, 2025
Investment Income:
Interest income from non-controlled/non-affiliated investments	$1,153	$1,133
Other income from non-controlled/non-affiliated investments	35	8
Total investment income	1,188	1,141
Expenses:
Management fees (see note 3)	$111	$86
Administration fees (see note 3)	9	7
Interest and other credit facility expenses (see note 5)	538	546
Other general and administrative expenses	148	134
Total expenses	806	773
Net investment income	$382	$368
Realized and unrealized gain (loss) on investments and cash equivalents:
Net realized gain (loss) on non-controlled/non-affiliated investments and cash equivalents	$—	$—
Net change in unrealized gain (loss) on non-controlled/non-affiliated investments and cash equivalents	(37)	(180)
Net realized and unrealized gain (loss) on non-controlled/non-affiliated investments and cash equivalents	(37)	(180)
Net Increase in Unitholders’ Capital Resulting From Operations	$345	$188
Net Income Per Unit	$0.29	$0.19

See notes to consolidated financial statements.

SLR PRIVATE CREDIT BDC II LLC

Consolidated Statements of Changes in Unitholders’ Capital (unaudited)

(in thousands, except unit amounts)

	Three months ended March 31, 2026	Three months ended March 31, 2025
Increase (decrease) in unitholders’ capital resulting from operations:
Net investment income	$382	$368
Net realized gain (loss)	—	—
Net change in unrealized gain (loss)	(37)	(180)
Net increase in unitholders’ capital resulting from operations	345	188
Distributions to unitholders:
From distributable earnings	—	—
From return of capital	—	—
Net distributions to unitholders	—	—
Increase in unitholders’ capital resulting from capital activity (see note 7):
Contributions	—	—
Net increase in unitholders’ capital resulting from capital activity	—	—
Total increase in unitholders’ capital	345	188
Unitholders’ capital, beginning of period	19,111	15,830
Unitholders’ capital, end of period	$19,456	$16,018
Capital unit activity (see note 7):
Units issued	—	—
Net increase from capital unit activity	—	—

See notes to consolidated financial statements.

SLR PRIVATE CREDIT BDC II LLC

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months ended March 31, 2026	Three months ended March 31, 2025
Cash Flows from Operating Activities:
Net increase in unitholders’ capital resulting from operations	$345	$188
Adjustments to reconcile net increase in unitholders’ capital resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments and cash equivalents	—	—
Net change in unrealized (gain) loss on investments	37	180
Deferred financing costs	56	113
Net accretion of discount on investments	(71)	(50)
(Increase) decrease in operating assets:
Purchase of investments	(3,681)	(5,982)
Proceeds from disposition of investments	2,876	6,523
Interest receivable	(71)	12
Receivable for investments sold	—	(5)
Prepaid expenses	(16)	(16)
Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	(1,648)	—
Management fee payable	(39)	(294)
Administration fee payable	—	(1)
Interest payable	(23)	24
Other liabilities and accrued expenses	33	(249)
Net Cash Provided by (Used in) Operating Activities	(2,202)	443
Cash Flows from Financing Activities:
Cash distributions paid	(338)	(309)
Proceeds from borrowings	1,775	5,534
Repayments of borrowings	(2,900)	(5,750)
Net Cash Used in Financing Activities	(1,463)	(525)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,665)	(82)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,769	1,363
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,104	$1,281
Supplemental disclosure of cash flow information:
Cash paid for interest	$505	$409

See notes to consolidated financial statements.

SLR PRIVATE CREDIT BDC II LLC

Consolidated Schedule of Investments (unaudited)

March 31, 2026

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (2)	Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 242.8%
AAH Topco., LLC(4)	Diversified Consumer Services	S+500	0.75%	8.77%	1/2024	12/2027	$1,889	$1,867	$1,889
Alkeme Intermediary Holdings, LLC(4)	Insurance	S+500	1.00%	8.70%	9/2023	5/2027	3,458	3,430	3,458
Ardelyx, Inc.(4)(5)	Pharmaceuticals	S+400(6)	4.70%	8.70%	3/2024	7/2028	3,190	3,235	3,253
Blazing Star Parent, LLC(4)	Consumer Staples Distribution & Retail	S+700	1.00%	10.67%	8/2025	8/2030	751	741	751
Centinel Spine, LLC(4)	Health Care Equipment & Supplies	S+530	4.35%	9.65%	2/2025	3/2030	695	697	715
Crewline Buyer, Inc.(4)	IT Services	S+675	1.00%	10.42%	11/2023	11/2030	1,171	1,149	1,171
CVAUSA Management, LLC(4)	Health Care Providers & Services	S+525	1.00%	8.92%	5/2023	5/2029	2,095	2,056	2,095
Enhanced Permanent Capital, LLC(4)(5)	Capital Markets	S+625	1.00%	9.94%	12/2025	6/2029	1,678	1,650	1,648
Exactcare Parent, Inc.(4)	Health Care Providers & Services	S+550	1.00%	9.17%	11/2023	11/2029	729	715	729
Eyesouth Eye Care Holdco LLC(4)	Health Care Providers & Services	S+550	1.00%	9.27%	4/2024	10/2029	602	593	602
FE Advance, LLC & Sonic ACA Advance LLC(4)	Financial Services	S+650	1.00%	10.17%	7/2024	7/2027	1,438	1,423	1,438
Fertility (ITC) Investment Holdco, LLC(4)	Health Care Providers & Services	S+500	0.75%	8.57%	12/2025	1/2029	235	235	235
Foundation Consumer Brands, LLC(4)	Personal Care Products	S+500	1.00%	8.80%	1/2025	2/2029	1,255	1,250	1,255
Human Interest, Inc.(4)	Professional Services	S+625	1.00%	9.92%	9/2024	7/2027	1,032	1,028	1,045
Medrina, LLC(4)	Health Care Providers & Services	S+600	1.00%	9.63%	10/2023	10/2029	634	623	634
MRI Software, LLC(4)	Software	S+475	1.00%	8.45%	12/2023	2/2028	1,571	1,569	1,571
Nexus Intermediate III, LLC(4)	Professional Services	S+475	0.75%	8.31%	8/2024	12/2029	1,677	1,668	1,677
OIS Management Services, LLC(4)	Health Care Providers & Services	S+475	0.75%	8.45%	12/2023	11/2028	2,272	2,249	2,272
ONS MSO, LLC(4)	Health Care Providers & Services	S+575	1.00%	9.42%	4/2024	7/2028	1,483	1,474	1,483
Pinnacle Fertility, Inc.(4)	Health Care Providers & Services	S+500	0.75%	8.87%	3/2025	3/2028	742	722	742
Plastic Management, LLC(4)	Health Care Providers & Services	S+500	1.00%	8.66%	8/2025	8/2027	1,543	1,520	1,543
Quantcast Corporation(4)	Commercial Services & Supplies	S+525	2.00%	8.92%	6/2024	6/2029	490	485	490
ReFocus Management Services, LLC(4)	Health Care Providers & Services	S+500	1.00%	8.66%	2/2026	2/2029	774	759	759
Sherwood Management Co., Inc.	Specialty Retail	S+500	2.00%	8.93%	3/2025	3/2030	353	350	353
Southern Orthodontic Partners Management, LLC(4)	Health Care Providers & Services	S+475	1.00%	8.41%	5/2024	7/2029	1,284	1,273	1,284
SPR Therapeutics, Inc.(4)	Health Care Technology	S+515	4.00%	9.15%	1/2024	2/2029	898	903	933
Stella & Chewy's LLC(4)	Consumer Staples Distribution & Retail	S+525	2.00%	8.92%	3/2025	3/2028	547	541	547
The Children's Place, Inc.(4)	Specialty Retail	S+525	2.00%	8.92%	12/2025	12/2030	1,267	1,249	1,248
The Townsend Company, LLC(4)	Commercial Services & Supplies	S+500	1.00%	8.67%	8/2023	8/2030	1,594	1,564	1,594
Treace Medical Concepts, Inc.	Life Sciences Tools & Services	S+505	3.00%	8.71%	12/2025	1/2031	695	691	691
United Digestive MSO Parent, LLC(4)	Health Care Providers & Services	S+575	1.00%	9.40%	3/2023	3/2029	1,007	990	1,007
UVP Management, LLC(4)	Health Care Providers & Services	S+550	1.00%	9.35%	9/2023	9/2027	758	749	758
WALCO Funding, LLC	Financial Services	S+785	1.00%	11.52%	6/2025	12/2028	1,284	1,265	1,284
Western Veterinary Partners LLC(4)	Diversified Consumer Services	S+525	1.00%	8.92%	1/2024	10/2027	3,494	3,464	3,494
Wilbur-Ellis Holdings II, LLC	Fertilizer & Agricultural Chemicals	S+400	1.00%	7.67%	6/2025	6/2030	453	453	453
World Insurance Associates, LLC(4)	Insurance	S+500	1.00%	8.70%	10/2023	4/2030	2,133	2,118	2,133
Total Bank Debt/Senior Secured Loans								$46,748	$47,234
Total Investments(3)— 242.8%								$46,748	$47,234
Liabilities in Excess of Other Assets — (142.8%)									(27,778)
Net Assets — 100.0%									$19,456

See notes to consolidated financial statements.

SLR PRIVATE CREDIT BDC II LLC

Consolidated Schedule of Investments (unaudited) (continued)

March 31, 2026

(in thousands, except share/unit amounts)

(1)
Floating rate debt investments typically bear interest at a rate determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S”) or the prime index rate (“PRIME” or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment, the Company has provided the current interest rate in effect as of March 31, 2026.
(2)
Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the SOFR or PRIME rate. These instruments are often subject to a SOFR or PRIME rate floor.
(3)
Aggregate net unrealized depreciation for U.S. federal income tax purposes is $59; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $489 and $548, respectively, based on a tax cost of $47,293. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.
(4)
Indicates an investment that is wholly or partially held by the Company through its wholly-owned financing subsidiary SLR Private Credit BDC II SPV LLC (the “SPV”). Such investments are pledged as collateral under the SPV Facility (see Note 5 to the consolidated financial statements) and are not generally available to creditors, if any, of the Company.
(5)
Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of March 31, 2026, on a fair value basis, non-qualifying assets in our portfolio represented 10.1% of the total assets of the Company.
(6)
Certain tranches have a spread of S+400 and certain tranches have a spread of S+425.

See notes to consolidated financial statements.

SLR PRIVATE CREDIT BDC II LLC

Consolidated Schedule of Investments (unaudited) (continued)

March 31, 2026

(in thousands, except share/unit amounts)

Industry Classification	Percentage of Total Investments (at fair value) as of March 31, 2026
Health Care Providers & Services	29.9%
Insurance	11.8%
Diversified Consumer Services	11.4%
Pharmaceuticals	6.9%
Professional Services	5.8%
Financial Services	5.8%
Commercial Services & Supplies	4.4%
Capital Markets	3.5%
Specialty Retail	3.4%
Software	3.3%
Consumer Staples Distribution & Retail	2.7%
Personal Care Products	2.7%
IT Services	2.5%
Health Care Technology	2.0%
Health Care Equipment & Supplies	1.5%
Life Sciences Tools & Services	1.4%
Fertilizer & Agricultural Chemicals	1.0%
Total Investments	100.0%

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

March 31, 2026

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

In connection with the Company’s formation, the Company issued and sold 40 of the Company’s units (“Units”) to the Adviser (the “Initial Unitholder”), which were acquired for an initial capital contribution of $1 on January 18, 2023 in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). As of March 31, 2026, the Company’s capital commitments total $66,780. The Company’s initial drawdown occurred on March 31, 2023 with the sale and issuance of Units at an aggregate purchase price of $3,000 or $25.00 per Unit. Prior to the issuance of Units on March 31, 2023, the Initial Unitholder’s initial seed capital was withdrawn from the Company and its Units were canceled. As of March 31, 2026, $20,100 of capital commitments were drawn and $46,680 were unfunded.

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

March 31, 2026

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

Interim consolidated financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate. Accordingly, they may not include all of the information and notes required by GAAP for annual consolidated financial statements. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reported period. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2026.

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

March 31, 2026

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946 may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the three months ended March 31, 2026, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

March 31, 2026

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

March 31, 2026

(in thousands, except unit and per unit amounts)

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

The Adviser will have the right, in its sole discretion, to waive or reduce, as well as recoup in a subsequent period, the Management Fee to which the Adviser is entitled in respect of all Unitholders’ Units in any particular calendar quarter. Any such Management Fee may be recouped by the Adviser in a future calendar quarter within three years of the date of the applicable waiver of the Management Fee and any such recoupment would be conditioned on the Company’s expense ratio at the time of recoupment, but after giving effect to the recoupment, being equal to or less than the expense ratio at the time of the waiver. No Management Fees have been waived as of March 31, 2026.

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

March 31, 2026

(in thousands, except unit and per unit amounts)

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

March 31, 2026

(in thousands, except unit and per unit amounts)

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

March 31, 2026

(in thousands, except unit and per unit amounts)

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

The Administrative Coordinator will have the right, in its sole discretion, to waive, as well as recoup in a subsequent period, the Pre-Exchange Listing Administration Fee to which it is entitled in respect of all Unitholders’ Units in any particular calendar quarter. Any such Pre-Exchange Listing Administration Fee may be recouped by the Administrative Coordinator in a future calendar quarter within three years of the date of the applicable waiver of the Pre-Exchange Listing Administration Fee and any such recoupment would be conditioned on the Company’s expense ratio at the time of recoupment, but after giving effect to the recoupment, being equal to or less than the expense ratio at the time of the waiver. No Administration Fees have been waived as of March 31, 2026.

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

For the three months ended March 31, 2026 and 2025, the Company incurred $111 and $86, respectively, in Management Fees, $9 and $7, respectively, in Administration Fees and $0 and $0, respectively, in Incentive Fees.

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

March 31, 2026

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

March 31, 2026

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

March 31, 2026

(in thousands, except unit and per unit amounts)

The following tables present the balances of assets measured at fair value on a recurring basis, as of March 31, 2026 and December 31, 2025:

Fair Value Measurements

As of March 31, 2026

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$47,234	$47,234
Total Investments	$—	$—	$47,234	$47,234

Fair Value Measurements
As of December 31, 2025

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$46,395	$46,395
Total Investments	$—	$—	$46,395	$46,395

While the Company has not made an election to apply the fair value option of accounting to any of its debt obligations, if the Company’s debt obligations were carried at fair value at March 31, 2026, the fair value of the SPV Facility and the Subscription Facility would be $19,000 and $9,900, respectively. All debt obligations would be considered Level 3 liabilities and would be valued with market yield as the unobservable input.

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

March 31, 2026

(in thousands, except unit and per unit amounts)

The following table provides a summary of the changes in fair value of Level 3 assets for the three months ended March 31, 2026, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at March 31, 2026:

	Bank Debt/Senior Secured Loans	Total
Fair value, December 31, 2025	$46,395	$46,395
Total gains or losses included in earnings:
Net realized gain (loss)	—	—
Net change in unrealized gain (loss)	(37)	(37)
Purchase of investment securities*	3,752	3,752
Proceeds from dispositions of investment securities	(2,876)	(2,876)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Fair value, March 31, 2026	$47,234	$47,234
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$(37)	$(37)

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

March 31, 2026

(in thousands, except unit and per unit amounts)

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

Quantitative information about the Company’s Level 3 asset fair value measurements as of March 31, 2026 and December 31, 2025 is summarized in the tables below:

	Asset or Liability	Fair Value at March 31, 2026	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$47,234	Income Approach	Market Yield	8.5% - 19.1% (10.0%)

	Asset or Liability	Fair Value at December 31, 2025	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$46,395	Income Approach	Market Yield	8.5% - 14.2% (10.0%)

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

Note 5. Debt

SPV Facility— On December 12, 2023, the Company, through its wholly-owned subsidiary, SLR Private Credit BDC II SPV
LLC, entered into the $25,000 SPV Facility with Citibank, N.A. acting as administrative agent. Effective with an amendment on June
25, 2025, the stated interest rate on the SPV Facility is Term SOFR plus 2.25% with no SOFR floor requirement, and the final maturity date is December 12, 2028. The fee on undrawn commitments is currently 0.375%. The SPV Facility is secured by all of the assets held by the SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV Facility also includes usual and customary events of default for credit facilities of this nature. As of March 31, 2026, there were $19,000 of borrowings outstanding under the SPV
Facility.

Subscription Facility— On March 20, 2023, the Company established a $25,000 Subscription Facility originally due March 20, 2025 with ING Capital LLC, as administrative agent and lender. Effective with a March 19, 2026 amendment, the maximum commitment is $12,000, the stated interest rate on the Subscription Facility is SOFR plus 1.90% and the maturity date is March 18, 2027. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of March 31, 2026, there were $9,900 of borrowings outstanding under the Subscription Facility.

The average annualized interest cost for borrowings for the three months ended March 31, 2026 and the year ended December 31, 2025 was 6.15% and 6.88%, respectively. These costs are exclusive of other credit facility expenses such as unused fees. The

SLR PRIVATE CREDIT BDC II LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2026

(in thousands, except unit and per unit amounts)

maximum amount borrowed on the credit facilities during the three months ended March 31, 2026 and the year ended December 31, 2025 was $29,950 and $30,450, respectively.

Note 6. Commitments and Contingencies

The Company had unfunded debt commitments to various revolving and delayed-draw term loans. The total amount of these unfunded commitments as of March 31, 2026 and December 31, 2025 was $10,328 and $12,065, respectively, comprised of the following:

	March 31, 2026	December 31, 2025
Arcutis Biotherapeutics, Inc.	$1,585	$3,171
Ardelyx, Inc.	1,494	1,494
Wilbur-Ellis Holdings II, LLC	1,236	1,224
ReFocus Management Services, LLC	911	—
Treace Medical Concepts, Inc.	753	753
Plastic Management, LLC	633	633
Quantcast Corporation	519	434
Stella & Chewy's LLC	509	429
The Townsend Company, LLC	334	359
Alkeme Intermediary Holdings, LLC	330	681
Pinnacle Fertility, Inc.	273	273
Western Veterinary Partners LLC	264	556
Nexus Intermediate III, LLC	170	278
CVAUSA Management, LLC	157	162
Southern Orthodontics Partners Management, LLC	156	329
Sherwood Management Co., Inc.	147	237
World Insurance Associates, LLC	135	148
United Digestive MSO Parent, LLC	135	135
AAH Topco, LLC	130	173
Foundation Consumer Brands, LLC	125	125
Crewline Buyer, Inc.	122	122
Exactcare Parent, Inc.	81	81
Medrina, LLC	79	79
MRI Software LLC	50	54
WALCO Funding, LLC	—	135
Total Commitments	$10,328	$12,065

The credit agreements governing the above loan commitments contain customary lending provisions and/or are subject to the respective portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of March 31, 2026 and December 31, 2025, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

In the normal course of our business, we invest or trade in various financial instruments and may enter into various investment activities with off-balance sheet risk, which may include forward foreign currency contracts. Generally, these financial instruments represent future commitments to purchase or sell other financial instruments at specific terms at future dates. These financial instruments contain varying degrees of off-balance sheet risk whereby changes in the market value or our satisfaction of the obligations may exceed the amount recognized in our Consolidated Statements of Assets and Liabilities. As of March 31, 2026, we held no such contracts.

SLR PRIVATE CREDIT BDC II LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2026

(in thousands, except unit and per unit amounts)

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2026 and December 31, 2025, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Note 7. Unitholders’ Capital

Transactions in Unitholders’ capital were as follows for the three months ended March 31, 2026 and March 31, 2025:

	Three months ended March 31, 2026	Three months ended March 31, 2025
Units at beginning of period	1,193,638	981,403
Units issued	—	—
Units issued and outstanding at end of period	1,193,638	981,403

Note 8. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2026 and March 31, 2025:

	Three months ended March 31, 2026	Three months ended March 31, 2025
Per Share Data: (a)
Net asset value per Unit, beginning of period	$16.01	$16.13
Net investment income	0.32	0.38
Net realized and unrealized gain (loss)*	(0.03)	(0.19)
Net increase in Unitholders’ capital resulting from operations	0.29	0.19
Distributions to Unitholders:
From distributable earnings	—	—
From return of capital	—	—
Net asset value per Unit, end of period	$16.30	$16.32
Total Return (b)(c)	1.81%	1.18%
Unitholders’ capital, end of period	$19,456	$16,018
Units outstanding, end of period	1,193,638	981,403
Ratios to average net assets of Unitholders’ Capital (c):
Net investment income	1.99%	2.32%
Operating expenses	1.40%	1.44%
Interest and other credit facility expenses	2.82%	3.44%
Total expenses	4.22%	4.88%
Average debt outstanding	$28,274	$20,278
Portfolio turnover ratio	6.2%	16.5%

(a)
Calculated using the average Units outstanding method. Weighted average Units outstanding for the three months ended March 31, 2026 and the three months ended March 31, 2025 were 1,193,638 and 981,403, respectively.
(b)
Calculated as the change in net asset value (“NAV”) per Unit during the period plus distributions declared per Unit, divided by the beginning NAV per Unit. Total return does not include a sales load.
(c)
Not annualized for periods less than one year.

SLR PRIVATE CREDIT BDC II LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2026

(in thousands, except unit and per unit amounts)

* Includes the impact of the different Unit amounts used in calculating per Unit data as a result of calculating certain per Unit data based upon the weighted average Units outstanding during the period and certain per Unit data based on the Units outstanding as of a period end.

Note 9. Segment Reporting

The Company operates as a single reporting segment and derives its revenue from providing comprehensive financing solutions primarily to middle market borrowers in the United States through direct cash flow lending or specialty finance instruments. The
Company has identified its co-Chief Executive Officers as the Chief Operating Decision Makers (the “CODMs”). The CODMs review all significant segment expenses on the Consolidated Statements of Operations and uses net investment income to evaluate the performance of the Company and to determine distributions. Additionally, the CODMs use net asset value per unit to determine capital adequacy of the Company. All metrics are used to ultimately allocate resources to the Company as needed.

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

Report of Independent Registered Public Accounting Firm

To the Unitholders and Board of Directors

SLR Private Credit BDC II LLC:

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of assets and liabilities of SLR Private Credit BDC II LLC (and subsidiary) (the Company), including the consolidated schedule of investments, as of March 31, 2026, the related consolidated statements of operations, changes in unitholders’ capital and cash flows for the three-month periods ended March 31, 2026 and 2025, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities, including the consolidated schedule of investments, of the Company as of December 31, 2025, and the related consolidated statements of operations, changes in unitholders’ capital, and cash flows for the year then ended (not presented herein); and in our report dated February 24, 2026, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, as of December 31, 2025, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities, including the consolidated schedule of investments, from which it has been derived.

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

May 5, 2026

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
•
changes in political, economic or industry conditions, relations between the United States, Iran, Russia, Ukraine and other nations, the interest rate environment or conditions affecting the financial and capital markets;
•
the escalating conflicts and various social and political circumstances in the U.S., the Middle East and other parts of the world;
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
•
currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars; and
•
the risks, uncertainties and other factors we identify in Item 1A. Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2025, elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (the “SEC”).

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

Portfolio and Investment Activity

During the three months ended March 31, 2026, we invested $3.7 million across 14 portfolio companies. This compares to investing $6.0 million across 16 portfolio companies for the three months ended March 31, 2025. Investments sold or prepaid during the three months ended March 31, 2026 totaled $2.9 million. Investments sold or prepaid during the three months ended March 31, 2025 totaled $6.6 million.

At March 31, 2026, our portfolio consisted of 36 portfolio companies and was invested 100% directly in senior secured loans, versus 33 portfolio companies invested 100% directly in senior secured loans at March 31, 2025, in each case measured at fair value.

At March 31, 2026 and March 31, 2025, 100% of our income producing investment portfolio was floating rate, measured at fair value.

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

Leverage

The Company is required to comply with the asset coverage requirements of the 1940 Act. The Company expects to employ leverage and otherwise incur indebtedness with respect to its portfolio both on a recourse and non-recourse basis (including and potentially through guarantees, derivatives, forward commitments and reverse repurchase agreements), but will not exceed the maximum amount permitted by the 1940 Act. The Company is generally permitted, under specified conditions, to issue senior securities in amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after such issuance. In connection with the organization of the Company, the Adviser, as the initial Unitholder, has authorized the Company to adopt the 150% asset coverage ratio. In connection with their subscriptions for Units, our Unitholders are required to acknowledge the Company’s ability to operate with an asset coverage ratio that may be as low as 150%. The Company (either directly or through a wholly-owned subsidiary) is permitted to borrow under a commitment-based subscription credit facility and/or a revolving credit facility that is secured by the Company’s assets and, as a result, the Company will be exposed to the risks of leverage, which may be considered a speculative investment technique. See “Financial Condition, Liquidity and Capital Resources — Debt” below for more information regarding the Company’s commitment-based subscription credit facility. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to the Adviser, will be borne by our Unitholders. As of March 31, 2026, the Company had $28.9 million of senior securities, for an asset coverage ratio of 167.3%.

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

Results of Operations

Results are shown below for the three months ended March 31, 2026 and March 31, 2025:

Investment Income

For the three months ended March 31, 2026 and March 31, 2025, gross investment income totaled $1.2 million and $1.1 million, respectively. The increase in gross investment income for the year over year three-month periods was primarily due to portfolio growth year over year.

Expenses

Expenses totaled $0.8 million and $0.8 million, respectively, for the three months ended March 31, 2026 and March 31, 2025 of which $0.1 million and $0.1 million, respectively, consisted of management fees and administration fees and $0.5 million and $0.5 million, respectively, consisted of interest and other credit facility expenses. Administrative services, organization and other general and administrative expenses totaled $0.1 million and $0.1 million, respectively, for the three months ended March 31, 2026 and March 31, 2025. Expenses generally consist of management fees, administration fees, performance-based incentive fees, administrative services fees, insurance, legal expenses, directors’ expenses, audit and tax expenses and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. Expenses year-over-year were up slightly, primarily due to an increase in management fees stemming from growth of the portfolio over the comparative three-month periods.

Net Investment Income

The Company’s net investment income totaled $0.4 million and $0.4 million, or $0.32 and $0.38 per average Unit, respectively, for the three months ended March 31, 2026 and March 31, 2025.

Net Realized Gain (Loss)

The Company’s investment sales and prepayments for the three months ended March 31, 2026 and March 31, 2025 were $2.9 million and $6.6 million, respectively. Net realized gain over the same periods was $0 and less than $1 thousand, respectively.

Net Change in Unrealized Gain (Loss)

For the three months ended March 31, 2026 and March 31, 2025, net change in unrealized gain (loss) on the Company’s assets totaled ($37) thousand and $(180) thousand, respectively. Net unrealized loss for the three months ended March 31, 2026 was primarily due to unrealized depreciation from the accretion of discount on our portfolio. Net unrealized loss for the three months ended March 31, 2025 was primarily due to the reversal upon exit of previously unrealized appreciation on our investments in Retina Midco, Inc. and Outset Medical, Inc., partially offset by unrealized appreciation on our investment in CVAUSA Management, LLC, among others.

Net Increase in Unitholders’ Capital Resulting from Operations

For the three months ended March 31, 2026 and March 31, 2025, the Company had a net increase in Unitholders’ capital resulting from operations of $0.3 million and $0.2 million, respectively. For the same periods, net income per average Unit was $0.29 and $0.19, respectively.

Financial Condition, Liquidity and Capital Resources

Our primary uses of cash are for (i) investments in portfolio companies and other investments to comply with certain portfolio RIC diversification requirements, (ii) the cost of operations (including paying the Adviser), (iii) debt service of any borrowings, and (iv) cash distributions to our Unitholders.

Equity

During the period January 18, 2023 (commencement of operations) to March 31, 2026, on a net basis, the Company sold and issued 1,193,638 Units at an average price of $16.84 per Unit, for net proceeds of $20.1 million. All of our outstanding Units were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. Unfunded equity capital commitments totaled $46.7 million at March 31, 2026.

Debt

SPV Facility—On December 12, 2023, the Company, through its wholly-owned subsidiary, SLR Private Credit BDC II SPV
LLC, entered into the $25 million SPV Facility with Citibank, N.A. acting as administrative agent. Effective with an amendment on June 25, 2025, the stated interest rate on the SPV Facility is Term SOFR plus 2.25% with no SOFR floor requirement, and the final maturity date is December 12, 2028. The fee on undrawn commitments is currently 0.375%. The SPV Facility is secured by all of the assets held by the SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV Facility also includes usual and customary events of default for credit facilities of this nature. As of March 31, 2026, there were $19.0 million of borrowings outstanding under the SPV
Facility.

Subscription Facility—On March 20, 2023, the Company established a $25 million Subscription Facility originally due March 20, 2025 with ING Capital LLC, as administrative agent and lender. Effective with a March 19, 2026 amendment, the maximum commitment is $12 million, the stated interest rate on the Subscription Facility is SOFR plus 1.90% and the maturity date is March 18, 2027. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of March 31, 2026, there were $9.9 million of borrowings outstanding under the Subscription Facility.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose are excluded for purposes of computing the asset base upon which the management fee is determined. We held no cash equivalents as of March 31, 2026.

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

A summary of our significant contractual payment obligations is as follows as of March 31, 2026:

Payments due by Period as of March 31, 2026 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit facilities (1)	$28.9	$9.9	$19.0	$—	$—

(1)
At March 31, 2026, we had a total of $8.1 million of unused borrowing capacity under our credit facilities, subject to borrowing base limits.

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

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loans or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
(in millions)
Arcutis Biotherapeutics, Inc.	$1.6	$3.2
Ardelyx, Inc.	1.5	1.5
Wilbur-Ellis Holdings II, LLC	1.2	1.2
ReFocus Management Services, LLC	0.9	—
Treace Medical Concepts, Inc.	0.8	0.8
Plastic Management, LLC	0.6	0.6
Quantcast Corporation	0.5	0.4
Stella & Chewy's LLC	0.5	0.4
The Townsend Company, LLC	0.3	0.4
Alkeme Intermediary Holdings, LLC	0.3	0.7
Pinnacle Fertility, Inc.	0.3	0.3
Western Veterinary Partners LLC	0.3	0.6
Nexus Intermediate III, LLC	0.2	0.3
CVAUSA Management, LLC	0.2	0.2
Southern Orthodontics Partners Management, LLC	0.2	0.3
Sherwood Management Co., Inc.	0.1	0.2
World Insurance Associates, LLC	0.1	0.1
United Digestive MSO Parent, LLC	0.1	0.1
AAH Topco, LLC	0.1	0.2
Foundation Consumer Brands, LLC	0.1	0.1
Crewline Buyer, Inc.	0.1	0.1
Exactcare Parent, Inc.	0.1	0.1
Medrina, LLC	0.1	0.1
MRI Software LLC	0.1	0.1
WALCO Funding, LLC	—	0.1
Total Commitments	$10.3	$12.1

The credit agreements governing the above loan commitments contain customary lending provisions and/or are subject to the respective portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of March 31, 2026 and December 31, 2025, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

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

Michael Gross, our Chairman, Co-Chief Executive Officer and President and Bruce Spohler, our Co-Chief Executive Officer, Chief
Operating Officer and board member, are managing members and senior investment professionals of, and have financial and controlling interests in, the Adviser. In addition, Shiraz Kajee, our Chief Financial Officer and Treasurer serves as the Chief Financial
Officer for the Adviser and Guy Talarico, our Chief Compliance Officer and Secretary, serves as Partner, General Counsel and Chief
Compliance Officer for the Adviser. The Adviser may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. For example, the Adviser presently serves as investment adviser to SLR Investment Corp., a publicly traded BDC, which focuses on investing in senior secured loans, including financing leases and to a lesser extent, unsecured loans and equity securities, SCP Private Credit Income BDC LLC, an unlisted BDC that focuses on investing primarily in senior secured loans, including non-traditional asset-based loans and first lien loans, and SLR HC BDC LLC, an unlisted BDC whose principal focus is to invest directly and indirectly in senior secured loans and other debt instruments typically to middle market companies within the healthcare industry. In addition, Mr. Gross, our Chairman, Co-Chief Executive Officer and President, Mr.
Spohler, our Co-Chief Executive Officer, Chief Operating Officer and board member, Mr. Kajee, our Chief Financial Officer and Treasurer, and Mr. Talarico, our Chief Compliance Officer and Secretary, serve in similar capacities for SLR Investment Corp., SCP Private Credit Income BDC LLC and SLR HC BDC LLC.

The Adviser and certain investment advisory affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Adviser’s allocation procedures. On June 13, 2017, the Adviser received an exemptive order (the “Order”) that permits the Company to participate in negotiated co-investment transactions with certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to various conditions. If the Company is unable to rely on the Order for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although the Adviser’s investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, the Company and its Unitholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of the Adviser.

In addition, we have adopted a formal code of ethics that governs the conduct of our officers and directors. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Delaware Limited Liability Company Act.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Uncertainty with respect to interest rates, inflationary pressures, risks in respect of a failure to increase the U.S. debt ceiling, a downgrade in the U.S. credit rating or a prolonged government shutdown, the war between Ukraine and Russia, the ongoing war in the Middle East and other geopolitical risk and the U.S. government’s recent enactments and proposals to enact substantial tariffs introduced significant volatility in the financial markets, and the effects of this volatility have materially impacted and could continue to materially impact our market risks. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In a low interest rate environment, including a reduction of SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such difference could potentially increase thereby increasing our net investment income. During the three months ended March 31, 2026, certain investments in our investment portfolio had floating interest rates. These floating rate investments were primarily based on floating SOFR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have floors. The Company also has revolving credit facilities that are generally based on floating SOFR. Assuming no changes to our balance sheet as of March 31, 2026 and no new defaults by portfolio companies, a hypothetical one percent decrease in SOFR on our comprehensive floating rate assets and liabilities would decrease our net investment income by approximately ten cents per average Unit over the next twelve months. Assuming no changes to our balance sheet as of March 31, 2026 and no new defaults by portfolio companies, a hypothetical one percent increase in SOFR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately eleven cents per average Unit over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At March 31, 2026, we had no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in SOFR	(1.00%)	1.00%
Increase (Decrease) in Net Investment Income Per Unit Per Year	$(0.10)	$0.11

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2026 (the end of the period covered by this report), our management, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our management, including our Co-Chief Executive Officers and Chief Financial Officer, concluded, as of March 31, 2026, that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the first quarter of 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the February 24, 2026 filing of our Annual Report on Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2026 to the risk factors discussed in “Risk Factors” in the February 24, 2026 filing of our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities other than those already disclosed in certain Form 8-Ks filed with the SEC.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Subscription Facility Amendment

On March 19, 2026, the Company entered into Amendment No. 2 to the Subscription Facility with ING Capital LLC acting as administrative agent and lender, extending its maturity date to March 18, 2027, reducing the maximum commitment to $12 million and lowering its stated interest rate to SOFR plus 1.90%, among other changes (the “Second Amendment”). See Part II, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a full description of the Subscription Facility.

The description above is only a summary of the material provisions of the Second Amendment and is qualified in its entirety by reference to the full text of the Second Amendment, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Certificate of Formation(1)
3.2	Amended and Restated Limited Liability Company Agreement(2)
4.1	Form of Subscription Agreement(1)
10.1

Form of Revolving Credit Agreement, dated as of March 20, 2023 (as amended through the Second Amendment, dated as of March 19, 2026), by and between the Company and ING Capital LLC as Administrative Agent, Sole Lead Arranger and Sole Bookrunner*

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 5, 2026.

SLR PRIVATE CREDIT BDC II LLC

By:	/s/ MICHAEL S. GROSS
Michael S. Gross Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRUCE J. SPOHLER
Bruce J. Spohler Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ SHIRAZ Y. KAJEE
Shiraz Y. Kajee Chief Financial Officer (Principal Financial and Accounting Officer)